Form 10-Q
period 1996-09-30
ARCH COMMUNICATIONS GROUP INC
filed 1996-11-14
CIK 880888

================================================================================

                   QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

             (Mark One)

             /X/ Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

            / / Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                         ______________ to _____________

                                -----------------

                         Commission File Number 0-23232

                         ARCH COMMUNICATIONS GROUP, INC.
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                                  31-1358569
        (State of incorporation)            (I.R.S. Employer Identification No.)

    1800 WEST PARK DRIVE, SUITE 250
       WESTBOROUGH, MASSACHUSETTS                            01581
(address of principal executive offices)                  (Zip Code)

                                 (508) 870-6700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,664,628 shares of the Company's Common Stock ($.01 par value) were outstanding as of November 12, 1996.

================================================================================

                         ARCH COMMUNICATIONS GROUP, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION                                             Page
          ---------------------                                             ----

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of September 30, 1996
          and December 31, 1995                                               3

          Consolidated Condensed Statements of Operations for the
          Three and Nine Months Ended September 30, 1996 and 1995             4

          Consolidated Condensed Statements of Cash Flows for the
          Nine Months Ended September 30, 1996 and 1995                       5

          Notes to Consolidated Condensed Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

PART II.  OTHER INFORMATION                                                   17
          ----------------

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         ARCH COMMUNICATIONS GROUP, INC.

                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   (in thousands)

                                                             September 30, 1996       December 31, 1995
                                                             ------------------       -----------------
                                                                (unaudited)

                                                       ASSETS

Current assets:
      Cash and equivalents                                       $    4,384                $  3,643
      Accounts receivable, net                                       26,066                  14,278
      Inventories                                                    14,768                  11,801
      Prepaid expenses and other                                      6,615                   3,949
                                                                 ----------                --------
         Total current assets                                        51,833                  33,671
                                                                 ----------                --------
Property and equipment, at cost                                     344,803                 205,636
Less accumulated depreciation and amortization                      (80,367)                (36,390)
                                                                 ----------                --------
Property and equipment, net                                         264,436                 169,246
                                                                 ----------                --------
Intangible and other assets, net                                    875,035                 582,459
                                                                 ----------                --------
                                                                 $1,191,304                $785,376
                                                                 ==========                ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                       $       48                $    166
      Accounts payable                                               32,370                  22,463
      Accrued expenses                                               11,631                   8,947
      Accrued interest                                                8,539                   7,845
      Customer deposits                                               7,035                   5,258
      Deferred revenue                                                7,347                   4,493
                                                                 ----------                --------
         Total current liabilities                                   66,970                  49,172
                                                                 ----------                --------
Long-term debt, less current maturities                             884,882                 457,044
                                                                 ----------                --------
Deferred income taxes                                                52,817                  28,900
                                                                 ----------                --------
Redeemable preferred stock                                            3,628                   3,376
                                                                 ----------                --------
Stockholders' equity:
      Common stock-$.01 par                                             207                     197
      Additional paid-in capital                                    350,075                 334,825
      Accumulated deficit                                          (167,275)                (88,138)
                                                                 ----------                --------
         Total stockholders' equity                                 183,007                 246,884
                                                                 ----------                --------
                                                                 $1,191,304                $785,376
                                                                 ==========                ========


  The accompanying notes are an integral part of these consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.

                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (unaudited and in thousands, except share and per share amounts)


                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                        September 30,
                                                     -----------------------------        -----------------------------
                                                         1996              1995               1996              1995
                                                     -----------       -----------        -----------       -----------

Service, rental and maintenance
   revenues                                          $    81,628       $    34,746        $   209,661       $    82,326
Product sales                                              9,258             5,608             27,379            14,878
                                                     -----------       -----------        -----------       -----------
     Total revenues                                       90,886            40,354            237,040            97,204
Cost of products sold                                     (6,167)           (4,810)           (19,733)          (13,150)
                                                     -----------       -----------        -----------       -----------
                                                          84,719            35,544            217,307            84,054
                                                     -----------       -----------        -----------       -----------
Operating expenses:
   Service, rental and maintenance                        18,137             7,749             45,480            18,049
   Selling                                                14,097             5,981             37,843            14,838
   General and administrative                             23,324            10,201             58,465            25,222
   Depreciation and amortization                          52,808            13,655            130,936            28,497
                                                     -----------       -----------        -----------       -----------
     Total operating expenses                            108,366            37,586            272,724            86,606
                                                     -----------       -----------        -----------       -----------
Operating income (loss)                                  (23,647)           (2,042)           (55,417)           (2,552)
Interest expense, net                                    (21,814)           (5,922)           (53,355)          (10,574)
Equity in earnings (loss) of affiliate                      (808)           (3,977)            (1,192)           (3,977)
                                                     -----------       -----------        -----------       -----------
Income (loss) before income tax benefit
   and extraordinary charge                              (46,269)          (11,941)          (109,964)          (17,103)
Benefit from income taxes                                 14,091                 -             32,731                 -
                                                     -----------       -----------        -----------       -----------
Income (loss) before extraordinary
   charge                                                (32,178)          (11,941)           (77,233)          (17,103)
Extraordinary charge from early
    extinguishment of debt                                     -                 -             (1,904)           (1,684)
                                                     -----------       -----------        -----------       -----------
Net income (loss)                                        (32,178)          (11,941)           (79,137)          (18,787)
Accretion of redeemable preferred stock                      (84)                -               (252)                -
                                                     -----------       -----------        -----------       -----------
Net loss to common stockholders                      $   (32,262)      $   (11,941)       $   (79,389)      $   (18,787)
                                                     ===========       ===========        ===========       ===========

Net income (loss) per common share
   before extraordinary charge                       $     (1.56)      $     (0.90)       $     (3.81)      $     (1.49)
Extraordinary charge per common share                          -                 -              (0.09)            (0.15)
                                                     -----------       -----------        -----------       -----------

Net income (loss) per common share                   $     (1.56)      $     (0.90)       $     (3.90)      $     (1.64)
                                                     ===========       ===========        ===========       ===========
Weighted average number of common
   shares outstanding                                 20,643,979        13,229,938         20,373,860        11,484,862
                                                     ===========       ===========        ===========       ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.

                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (unaudited and in thousands)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                   1996                  1995
                                                                                ---------             ---------

Net cash provided by operating activities                                       $  31,212             $   8,700
                                                                                ---------             ---------

Cash flows used for investing activities:
   Additions to property and equipment, net                                      (109,518)              (21,640)
   Additions to intangible and other assets                                       (21,239)              (24,290)
   Acquisitions of paging companies, net of cash acquired                        (326,453)             (121,886)
                                                                                ---------             ---------
Net cash used for investing activities                                           (457,210)             (167,816)
                                                                                ---------             ---------

Cash flows from financing activities:
   Issuance of long-term debt                                                     650,500               174,617
   Repayment of long-term debt                                                   (225,152)              (63,653)
   Net proceeds from sale of common stock                                           1,391                46,546
                                                                                ---------             ---------
Net cash provided by financing activities                                         426,739               157,510
                                                                                ---------             ---------

Net increase (decrease) in cash and equivalents                                       741                (1,606)
Cash and equivalents, beginning of period                                           3,643                 2,351
                                                                                ---------             ---------
Cash and equivalents, end of period                                             $   4,384             $     745
                                                                                =========             =========

Supplemental disclosure:
   Interest paid                                                                $  36,120             $   8,241
   Issuance of common stock for acquisition of paging company                           -             $   6,913
   Issuance of common stock for convertible debentures                          $  14,121             $   6,890
   Accretion of redeemable preferred stock                                      $     252             $       -


   The accompanying notes are an integral part of these consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

         (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Communications Group, Inc. ("Arch" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1995, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 1995 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1995. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

         (b) Cash Equivalents - Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less. The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

         (c) Inventories - Inventories consist of new pagers which are held specifically for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

         (d) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                  September 30,    December 31,
                                                      1996             1995
                                                  -------------    ------------
                                                   (unaudited)

     Goodwill                                       $370,476         $283,814
     Purchased FCC licenses                          339,825          174,533
     Purchased subscriber lists                      124,898           96,686
     Non-competition agreements                        4,275            5,321
     Deferred financing costs                         13,820            6,012
     Investment in PCS Development Corporation         6,500            6,500
     Investment in Benbow PCS Ventures, Inc.           3,465                -
     Other                                            11,776            9,593
                                                    --------         --------
                                                    $875,035         $582,459
                                                    ========         ========

         In connection with Arch's May 1996 acquisition of Westlink Holdings, Inc. ("Westlink") (see Note e), Arch acquired Westlink's 49.9% share of the capital stock of Benbow PCS Ventures, Inc. ("Benbow"). Benbow has exclusive rights to a 50KHz outbound/12.5KHz inbound narrowband personal communications license in each of the central and western regions of the United States. Arch has agreed, to the extent funds are not available to Benbow from other sources, to advance Benbow sufficient funds to build out its narrowband personal communications system. Accordingly, Arch's investment in Benbow is accounted for under the equity method whereby 100% of Benbow's losses since the acquisition date of Westlink are recognized in Arch's accompanying consolidated statements of operations under the caption equity in earnings (loss) of affiliate.

         (e) Acquisitions - On May 21, 1996, Arch completed its acquisition of all the outstanding capital stock of Westlink for $325.3 million in cash, including direct transaction costs. The fair values of assets acquired and liabilities assumed (including deferred income taxes arising in purchase accounting) amounted to $394.1 million and $68.8 million, respectively. Arch financed its acquisition of Westlink with borrowings under the Arch Enterprises Credit Facility (see Note f) and with proceeds from Arch's March 1996 offering of Senior Discount Notes (see Note g).

                         ARCH COMMUNICATIONS GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

          On September 7, 1995, Arch completed its acquisition of USA Mobile Communications Holdings, Inc. ("USA Mobile"). Arch is treated as the acquirer in the transaction for accounting and financial reporting purposes. The aggregate consideration paid or exchanged in the transaction was $582.2 million, consisting of cash paid of $88.9 million, including direct transaction costs, 7,599,493 shares of Arch common stock valued at $209.0 million and the assumption of liabilities of $284.3 million, including $241.2 million of long-term debt.

         During 1995, Arch completed five acquisitions of paging companies, in addition to the USA Mobile acquisition, for purchase prices aggregating approximately $43.0 million, consisting of cash of $36.1 million and 395,000 shares of Arch common stock valued at $6.9 million. Goodwill resulting from the acquisitions is being amortized over a ten-year period using the straight-line method. These acquisitions have been accounted for as purchases, and the results of their operations have been included in the consolidated financial statements from the dates of the respective acquisitions. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions completed during 1995 and 1996 (through September 30, 1996) had occurred on January 1, 1995, after giving effect to certain adjustments, including primarily depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results for the nine months ended September
30, 1996 and 1995 do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1995, or of results that may occur in the future.

                                                           Nine Months Ended
                                                             September 30,
                                                         1996             1995
                                                       --------         --------
                                               (in thousands, except per share amounts)

             Total revenues                            $264,570         $230,360
             Net income (loss)                          (94,823)         (82,890)
             Net income (loss) per common share           (4.67)           (4.49)

         (f) Senior Debt - On June 25, 1996, Arch Communications Enterprises, Inc. ("Arch Enterprises"), a wholly-owned subsidiary of Arch, entered into an amended and restated credit agreement (the "Credit Agreement") with a group of banks and financial institutions who have agreed, subject to certain terms and conditions set forth in the agreement, to provide (i) a $250 million, seven-year reducing revolver facility (the "Arch Enterprises Revolver"), (ii) a $150 million, seven-year term loan (the "Tranche A Term Loan"), and (iii) a $100 million, eight-year term loan (the "Tranche B Term Loan"). The Arch Enterprises Revolver, Tranche A Term Loan and Tranche B Term Loan are collectively referred to as the Arch Enterprises Credit Facility. Arch and the operating subsidiaries of Arch Enterprises have guaranteed all obligations under the Arch Enterprises Credit Facility.

         The extinguishment of the prior credit facility resulted in an extraordinary charge of $1.9 million. This charge represents the write-off of unamortized deferred financing costs.

         Availability under the Arch Enterprises Revolver is subject to scheduled mandatory reductions commencing on December 31, 1999. The Tranche A Term Loan and the Tranche B Term Loan will be amortized in quarterly installments commencing on March 31, 1998. Availability under the Arch Enterprises Credit Facility is reduced to the extent that Arch Enterprises receives proceeds, above a specified limit, from the sale of assets outside the ordinary course of business or insurance proceeds that are not used to repair or replace damaged property. The Arch Enterprises Revolver is permanently reduced to the extent that the cash flow of Arch Enterprises exceeds certain levels.

         Borrowings under the Arch Enterprises Revolver and the Tranche A Term Loan bear interest based on a reference rate equal to either (i) the bank's Alternate Base Rate, or (ii) the bank's LIBOR rate, in each case plus a margin which is based on the ratio of total debt to annualized operating cash flow. Borrowings under the Tranche B Term Loan bear interest at either the bank's Alternate Base Rate plus 1.75%, or the bank's LIBOR rate plus 3.00%. Arch Enterprises is required to maintain interest rate protection on at least 50% of outstanding borrowings. At September 30, 1996, Arch Enterprises had outstanding borrowings of $311.5 million under the Arch Enterprises Credit Facility at a weighted average annual interest rate of 8.4%.

                         ARCH COMMUNICATIONS GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

         The Credit Agreement requires payment of a fee of .375% to .5% per annum on the daily average available revolving commitment, depending on the ratio of total debt to annualized operating cash flow, and an annual agency fee of $50,000.

         The Arch Enterprises Credit Facility is secured by all of the assets of the operating subsidiaries of Arch Enterprises and the pledge of all of the stock of Arch's direct and indirect subsidiaries.

         The Credit Agreement contains restrictions that limit, among other things, additional indebtedness and encumbrances on assets; mergers and sales of assets; repurchase or redemption of capital stock; capital expenditures; acquisitions that exceed certain dollar limitations without the lenders prior approval; and prepayment of indebtedness other than indebtedness under the Arch Enterprises Credit Facility. The Credit Agreement also, in effect, prohibits the payment of cash dividends. Additionally, the Credit Agreement requires that Arch Enterprises meet certain financial covenants, including covenants with respect to ratios of cash flow to fixed charges, cash flow to debt service, cash flow to interest service and total indebtedness to cash flow. As of September 30, 1996, Arch Enterprises was in compliance with the covenants of the Credit Agreement.

         (g) Senior Discount Notes Due 2008 - On March 12, 1996, Arch completed a public offering of 10 7/8% Senior Discount Notes due 2008 (the "Senior Discount Notes") in the aggregate principal amount at maturity of $467.4 million ($275.0 million initial accreted value). Interest does not accrue on the Senior Discount Notes prior to March 15, 2001. Commencing September 15, 2001, interest on the Senior Discount Notes is payable semi-annually at an annual rate of 10 7/8%. The $266.1 million net proceeds from the issuance of the Senior Discount Notes, after deducting underwriting discounts and commissions and offering expenses, were used principally to fund a portion of the purchase price of Arch's acquisition of Westlink (see Note e). Prior to the completion of the Westlink acquisition, Arch used $225.0 million of the net proceeds to repay existing indebtedness under Arch's credit facilities with the remainder primarily invested in short-term, interest-bearing instruments.

         (h) Convertible Subordinated Debentures - On March 6, 1996, the holders of $14.1 million principal amount of Arch's 6 3/4% Convertible Subordinated Debentures due 2003 ("Arch Convertible Debentures") elected to convert their Arch Convertible Debentures into Arch common stock at a conversion price of $16.75 per share and received approximately 843,000 shares of Arch common stock together with a $1.6 million cash premium.

         (i) Net Income (Loss) Per Common Share - Net income (loss) per common share is based on the weighted average number of common shares outstanding for each period presented. Shares of stock issuable pursuant to stock options and upon conversion of the Arch Convertible Debentures have not been considered as their effect would be antidilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS
          ------------------------------------------------

         This Form 10-Q contains various forward-looking statements which involve risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS

         Total revenues increased to $90.9 million (a 125.2% increase), and $237.0 million (a 143.9% increase) in the three and nine months ended September 30, 1996, respectively, from $40.4 million and $97.2 million in the three and nine months ended September 30, 1995, respectively. Net revenues (total revenues less cost of products sold) increased to $84.7 million (a 138.3% increase) and $217.3 million (a 158.5% increase) in the three and nine months ended September 30, 1996, respectively, from $35.5 million and $84.1 million in the three and nine months ended September 30, 1995, respectively. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased to $81.6 million (a 134.9% increase) and $209.7 million a (154.7% increase) in the three and nine months ended September 30, 1996, respectively, from $34.7 million and $82.3 million in the three and nine months ended September 30, 1995, respectively. These increases in revenues were due primarily to the increase in the number of pagers in service from 1,854,000 at September 30, 1995 to 3,077,000 at September 30, 1996.
Acquisitions of paging companies added 474,000 pagers in service, with the remaining 749,000 pagers added through internal growth. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three and nine months ended September 30, 1996 and 1995. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased to $3.1 million (a 287.3% increase) and $7.6 million (a 342.5% increase) in the three and nine months ended September 30, 1996, respectively, from $0.8 million and $1.7 million in the three and nine months ended September 30, 1995, respectively, as a result of a greater number of pager unit sales.

         Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $18.1 million (21.4% of net revenues) and $45.5 million (20.9% of net revenues) in the three and nine months ended September 30, 1996, respectively, from $7.7 million (21.8% of net revenues) and $18.0 million (21.5% of net revenues) in the three and nine months ended September 30, 1995, respectively. The increases in absolute dollars were due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. The decreases as a percentage of net revenues resulted from the increase in Arch's subscriber base described above. As existing paging systems become more populated through the addition of new subscribers, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per subscriber decreased to $24 in the three and nine months ended September 30, 1996, from $29 and $31 in the corresponding 1995 periods.

         Selling expenses increased to $14.1 million (16.6% of net revenues) and $37.8 million (17.4% of net revenues) in the three and nine months ended September 30, 1996, respectively, from $6.0 million (16.8% of net revenues) and $14.8 million (17.7% of net revenues) in the three and nine months ended September 30, 1995, respectively. The increases in selling expenses were due to the addition of sales personnel to support continued growth in the subscriber base, as the number of net new pagers in service resulting from internal growth increased by 142.7% and 179.0% from the three and nine months ended September 30, 1995 to the three and nine months ended September 30, 1996, respectively. Arch's selling cost per net new pager in service decreased to $65 and $63 in the three and nine months ended September 30, 1996, respectively, from $67 and $69 in the three and nine months ended September 30, 1995, respectively. Most selling expenses are directly related to the number of net new subscribers added. Therefore, such expenses may increase in the future if pagers in service are added at a more rapid rate than in the past.

         General and administrative expenses increased to $23.3 million (27.5% of net revenues) and $58.5 million (26.9% of net revenues) in the three and nine months ended September 30, 1996, respectively, from $10.2 million (28.7% of net revenues) and $25.2 million (30.0% of net revenues) in the three and nine months ended September 30, 1995, respectively. The increases in absolute dollars were due primarily to increased expenses associated with supporting more pagers in service.

         Depreciation and amortization expenses increased to $52.8 million and $130.9 million in the three and nine months ended September 30, 1996, respectively, from $13.7 million and $28.5 million in the three and nine months ended September 30, 1995, respectively. These expenses principally reflect Arch's acquisitions of paging businesses, accounted for as purchases, as well as continued investment in pagers and other system expansion equipment to support continued growth. As a result of its acquisition of Westlink, which was accounted for under the purchase method of accounting, Arch expects its depreciation and amortization expenses to increase by approximately $50 million annually through the year ending December 31, 2003.

         Operating loss increased to $23.6 million and $55.4 million in the three and nine months ended September 30, 1996, respectively, from $2.0 million and $2.6 million in the three and nine months ended September 30, 1995, respectively, as a result of the factors outlined above.

         Net interest expense increased to $21.8 million and $53.4 million in the three and nine months ended September 30, 1996, respectively, from $5.9 million and $10.6 million in the three and nine months ended September 30, 1995, respectively. The increases were attributable to an increase in Arch's outstanding debt. Arch expects its future interest expense to increase significantly as a result of the additional debt incurred in connection with its May 1996 Westlink acquisition and other acquisitions.

         During the three and nine months ended September 30, 1996, the Company recognized an income tax benefit of $14.1 million and $32.7 million, respectively, representing the tax benefit of operating losses which were available to offset previously established deferred tax liabilities arising from the Company's acquisitions of USA Mobile in September 1995 and Westlink in May 1996. The Company expects to recognize the $52.8 million balance of such tax benefit through the year ending December 31, 1997.

         In May 1996 and 1995, Arch recognized an extraordinary charge of $1.9 million and $1.7 million, respectively, representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under separate prior credit facilities.

         Net loss increased to $32.2 million and $79.1 million in the three and nine months ended September 30, 1996, respectively, from $11.9 million and $18.8 million in the three and nine months ended September 30, 1995, respectively, as a result of the factors outlined above. The increases in depreciation and amortization expenses attributable to the Company's May 1996 acquisition of Westlink, as described above, will increase the Company's future net losses (or decrease its future net income, if any).

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 151.1% to $29.2 million (34.4% of net revenues) and 191.1% to $75.5 million (34.8% of net revenues) in the three and nine months ended September 30, 1996, respectively, from $11.6 million (32.7% of net revenues) and $25.9 million (30.9% of net revenues) in the three and nine months ended September 30, 1995, respectively, as a result of the factors outlined above. EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective debt agreements, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect income tax benefit, equity in earnings (loss) of affiliate, interest expense and extraordinary charge.

LIQUIDITY AND CAPITAL RESOURCES

         Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for pagers and paging system equipment, to finance acquisitions and to service debt.

    CAPITAL EXPENDITURES AND COMMITMENTS

         Excluding acquisitions of paging companies, Arch's capital expenditures increased from $45.9 million in the nine months ended September 30, 1995 to $130.8 million (inclusive of $15.3 million of deferred financing costs incurred in connection with the Senior Discount Notes and the Arch Enterprises Credit Facility) in the nine months ended September 30, 1996. To date, Arch has funded its capital expenditures with net cash provided by operating activities, the issuance of equity securities and the incurrence of debt.

         Arch currently anticipates capital expenditures of approximately $150 million to $160 million in total for the year ending December 31, 1996, primarily for the purchase of pagers and paging system equipment. Such amounts are subject to change based on the Company's internal growth rate and acquisition activity during 1996. Arch believes that it will have sufficient cash available from operations and credit facilities to fund these expenditures.

    RECENT ACQUISITIONS

         On May 21, 1996, Arch completed its acquisition of Westlink for approximately $325.3 million in cash, including direct transaction costs. The acquisition was financed with borrowings under the Arch Enterprises Credit Facility and from the proceeds of Arch's Senior Discount Notes Offering completed in March 1996. See Note e to the Company's Consolidated Condensed Financial Statements.

         On September 7, 1995, Arch Communications Group, Inc., a Delaware corporation ("Old Arch"), completed its acquisition of USA Mobile, a Delaware corporation, through the merger (the "Merger") of Old Arch with and into USA Mobile, which simultaneously changed its name to Arch Communications Group, Inc. The consideration for Arch's acquisition of USA Mobile was $582.2 million, consisting of $88.9 million in cash (including direct transaction costs), 7,599,493 shares of common stock valued at $209.0 million on the date of completion and the assumption of liabilities of $284.3 million, including $241.2 million of long-term debt. In accordance with generally accepted accounting principles, Old Arch was treated as the acquirer in the Merger for accounting and financial reporting purposes, and the Company reports the historical financial statements of Old Arch as the historical financial statements of the Company. As used herein, unless the context otherwise requires, the terms "Arch" or the "Company" refer to Arch Communications Group, Inc. from and after the Merger and Old Arch prior to the Merger, in each case together with its wholly-owned direct and indirect subsidiaries, and the term "USA Mobile" refers to USA Mobile Communications Holdings, Inc. prior to the Merger together with its wholly-owned direct and indirect subsidiaries.

         During 1995, the Company also completed five additional acquisitions for aggregate consideration of $36.1 million in cash plus the issuance of 395,000 shares of common stock valued at $6.9 million on the date of completion. See Note e to the Company's Consolidated Condensed Financial Statements.

         The Company has pursued and intends to continue to pursue acquisitions of paging businesses as part of its growth strategy. As a result, the Company evaluates acquisition opportunities on an ongoing basis and from time to time is engaged in discussions with respect to possible acquisitions.

    SOURCES OF FUNDS

         Arch's net cash provided by operating activities was $31.2 million and $8.7 million in the nine months ended September 30, 1996 and 1995, respectively.

         On February 7, 1996, the Company commenced an offer (the "Conversion Offer") to pay a cash premium of $110 for each $1,000 principal amount of the Arch Convertible Debentures converted into common stock at $16.75 per share. Effective upon the expiration of the Conversion Offer on March 6, 1996, the Company accepted for conversion $14.1 million in principal amount of Arch Convertible Debentures in exchange for an aggregate of approximately 843,000 shares of common stock and $1.6 million in cash.

         On March 12, 1996, Arch completed a public offering of 10 7/8% Senior Discount Notes due 2008 (the "Senior Discount Notes") generating net proceeds of $266.1 million, net of underwriting discounts and commissions and offering expenses. The Senior Discount Notes will accrete to a principal amount of $467.4 million at March 15, 2001. Commencing September 15, 2001, interest on the Senior Discount Notes is payable semi-annually at an annual rate of 10 7/8%. The net proceeds from the issuance of the Senior Discount Notes were used principally to fund a portion of the purchase price of Arch's acquisition of Westlink on May 21, 1996. Prior to completion of the Westlink acquisition, Arch used $225.0 million of the net proceeds to repay existing indebtedness under the Arch Enterprises Credit Facility and the USA Mobile II Credit Facility with the remainder primarily invested in short-term, interest-bearing instruments.

       CREDIT FACILITIES

         Arch Enterprises Credit Facility - On June 25, 1996, Arch Enterprises entered into an amended and restated credit agreement (the "Credit Agreement") with a group of banks and financial institutions who have agreed, subject to certain terms and conditions set forth in the agreement, to provide (i) a $250 million, seven-year reducing revolver facility (the "Arch Enterprises Revolver"), (ii) a $150 million, seven-year term loan (the "Tranche A Term Loan"), and (iii) a $100 million, eight-year term loan (the "Tranche B Term Loan"). The Arch Enterprises Revolver, Tranche A Term Loan and Tranche B Term Loan are collectively referred to as the Arch Enterprises Credit Facility. Arch and the operating subsidiaries of Arch Enterprises have guaranteed all obligations under the Arch Enterprises Credit Facility.

         The extinguishment of the prior credit facility resulted in an extraordinary charge of $1.9 million. This charge represents the write-off of unamortized deferred financing costs.

         Availability under the Arch Enterprises Revolver is subject to scheduled mandatory reductions commencing on December 31, 1999. The Tranche A Term Loan and the Tranche B Term Loan will be amortized in quarterly installments commencing on March 31, 1998. Availability under the Arch Enterprises Credit Facility is reduced to the extent that Arch Enterprises receives proceeds, above a specified limit, from the sale of assets outside the ordinary course of business or insurance proceeds that are not used to repair or replace damaged property. Availability is also reduced to the extent that the cash flow of Arch Enterprises exceeds certain levels.

         Borrowings under the Arch Enterprises Revolver and the Tranche A Term Loan bear interest based on a reference rate equal to either (i) the bank's Alternate Base Rate, or (ii) the bank's LIBOR rate, in each case plus a margin which is based on the ratio of total debt to annualized operating cash flow. Borrowings under the Tranche B Term Loan bear interest at either the bank's Alternate Base Rate plus 1.75%, or the bank's LIBOR rate plus 3.00%. Arch Enterprises is required to maintain interest rate protection on at least 50% of outstanding borrowings. At September 30, 1996, Arch Enterprises had outstanding borrowings of $311.5 million under the Arch Enterprises Credit Facility at a weighted average annual interest rate of 8.4%.

         The Credit Agreement requires payment of a fee of .375% to .5% per annum on the daily average available revolving commitment, depending on the ratio of total debt to annualized operating cash flow, and an annual agency fee of $50,000.

         The Arch Enterprises Credit Facility is secured by all of the assets of the operating subsidiaries of Arch Enterprises and the pledge of all of the stock of Arch's direct and indirect subsidiaries.

         The Credit Agreement contains restrictions that limit, among other things, additional indebtedness and encumbrances on assets; mergers and sales of assets; repurchase or redemption of capital stock; capital expenditures; acquisitions that exceed certain dollar limitations without the lenders prior approval; and prepayment of indebtedness other than indebtedness under the Arch Enterprises Credit Facility. The Credit Agreement also, in effect, prohibits the payment of cash dividends. Additionally, the Credit Agreement requires that Arch Enterprises meet certain financial covenants, including covenants with respect to ratios of cash flow to fixed charges, cash flow to debt service, cash flow to interest service and total indebtedness to cash flow. As of September 30, 1996, Arch Enterprises was in compliance with the covenants of the Credit Agreement.

         USA Mobile II Facility. USA Mobile Communications, Inc. II, a wholly-owned subsidiary of Arch ("USA Mobile II"), and the direct subsidiaries of USA Mobile II (the "USA Mobile II Borrowing Subsidiaries") are parties to a Credit Agreement dated September 8, 1995, as amended, with the Bank and other lenders establishing the USA Mobile II Credit Facility.

         Under the USA Mobile II Credit Facility, the Bank and the other lenders have agreed to advance up to $60 million to the USA Mobile II Borrowing Subsidiaries for working capital purposes under a reducing revolving credit facility, subject to annual reductions commencing December 31, 1998, with a final maturity of December 31, 2000. Upon the closing of the USA Mobile II Credit Facility, the bank and the other lenders did not require the contemporaneous grant of a security interest in the assets of USA Mobile II and its subsidiaries but they have reserved the right to require such a security interest upon the occurrence of certain triggering events. Arch and USA Mobile II have guaranteed the obligations of the USA Mobile II Borrowing Subsidiaries under the USA Mobile II Credit Facility. Arch's guarantee is secured by the pledge of the stock of Arch Enterprises and USA Mobile II. In October 1996, USA Mobile II exercised its option to increase the size of the USA Mobile II Credit Facility from $50 million to $60 million.

         Obligations under the USA Mobile II Credit Facility bear interest at either (i) the bank's alternative reference rate or (ii) the Bank's reserve-adjusted LIBOR rate, in each case plus a margin keyed to the ratio of USA Mobile II's total indebtedness to annualized operating cash flow from time to time. The margin applicable to alternative reference rate loans ranges from 1.375% to 2.00%. The margin applicable to LIBOR rate loans ranges from 2.625% to 3.25%. Interest is payable quarterly in arrears. The USA Mobile II Borrowing Subsidiaries are required to pay an annual commitment fee of 0.50% of the average daily unused portion on the USA Mobile II Credit Facility, payable quarterly in arrears, and an annual agency fee.

         The obligation of the Bank and the other lenders to provide advances under the USA Mobile II Credit Facility is subject to the fulfillment of certain conditions, including the absence of a material adverse change in the financial condition, operations, prospects or property of USA Mobile II and its subsidiaries, taken as a whole, or of Arch, USA Mobile II and its subsidiaries, taken as a whole.

         The covenants under the USA Mobile II Credit Facility limit the ability of USA Mobile II and its subsidiaries to pay dividends to Arch and the ability of Arch to pay dividends to its stockholders. In addition, the USA Mobile II Credit Facility imposes limitations on the incurrence of indebtedness, whether secured or unsecured, on acquisitions, mergers and investments, and on the sale of assets. The USA Mobile II Credit Facility also contains various financial covenants that require USA Mobile II and its subsidiaries to meet certain specified financial ratios, including a fixed charge coverage ratio, a pro forma debt service coverage ratio, an interest coverage ratio and a leverage ratio.

         As of September 30, 1996, $43.5 million was outstanding under the USA Mobile II Credit Facility. At September 30, 1996, such advances bore interest at an average annual rate of 8.5%. At October 31, 1996, $16.5 million was available under the USA Mobile II Credit Facility.

    FUTURE CAPITAL NEEDS

         Arch believes that its capital needs for the foreseeable future will be funded with borrowings under current and future credit facilities, net cash provided by operations and, depending on the Company's needs and market conditions, possible sales of equity securities.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The following important factors, among others, could cause the Company's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by the Company's management from time to time.

    INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

         The Company is highly leveraged. At September 30, 1996, the Company had total debt and total assets of $884.9 million and $1,191.3 million, respectively. The ability of the Company to make payments of principal and interest on its indebtedness will be dependent upon the Company's subsidiaries achieving and sustaining levels of performance in the future that will permit such subsidiaries to pay sufficient dividends, distributions or fees to the Company. Many factors, some of which will be beyond the Company's control, such as prevailing economic conditions, will affect the performance of the Company and its subsidiaries. In addition, covenants imposed by the current and future credit facilities and other indebtedness of the Company and its subsidiaries will restrict the ability of the Company and its subsidiaries to incur additional indebtedness and prohibit certain activities and may limit other aspects of the Company's operations. There can be no assurance that the Company or its subsidiaries will be able to generate sufficient cash flow to cover required interest and principal payments on their current and future indebtedness. If the Company is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to the Company, that the Company will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. The Company's high degree of leverage may have important consequences for the Company, including: (i) the ability of the Company and its subsidiaries to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of the Company's subsidiaries will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) the Company's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

    FUTURE CAPITAL NEEDS

         The Company's business strategy requires the availability of substantial funds to finance the continued development and future growth and expansion of its operations, including future possible acquisitions. The amount of capital required by the Company will depend upon a number of factors, including subscriber growth, technological developments, marketing and sales expenses, competitive conditions, acquisition strategy and acquisition opportunities. No assurance can be given that additional equity or debt financing will be available to the Company on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on the Company.

    HISTORY OF LOSSES

         The Company has not reported any net income since its inception. The Company reported net losses of $79.4 million, $36.6 million, $3.3 million and $5.1 million in the nine months ended September 30, 1996, the year ended December 31, 1995, the four months ended December 31, 1994 and the year ended August 31, 1994, respectively. These net losses have resulted principally from
(i) substantial depreciation and amortization expenses, primarily related to assets acquired through the acquisition of paging companies, and (ii) interest expense on debt incurred primarily to finance acquisitions of paging operations and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a substantial negative impact on the Company. The Company expects to continue to report net losses for the foreseeable future. The Company also expects that its depreciation and amortization expenses will increase by approximately $50 million annually through the year ending December 31, 2003 as a result of its May 1996 acquisition of Westlink. Such increased depreciation and amortization expenses will increase the Company's future net losses (or decrease its future net income, if any).

    GROWTH AND ACQUISITION STRATEGY

         The Company has pursued and intends to continue to pursue acquisitions of paging businesses as well as the continued internal growth of the Company's paging business. The process of integrating acquired paging businesses may involve unforeseen difficulties and may require a disproportionate amount of the time and attention of the Company's management and the financial and other resources of the Company. No assurance can be given that suitable additional acquisitions can be identified, financed and completed on acceptable terms, or that the Company's future acquisitions will be successful. Implementation of the Company's growth strategies will be subject to numerous other contingencies beyond the control of the Company, including general and regional economic conditions, interest rates, competition, changes in regulation or technology and the ability to attract and retain skilled employees. Accordingly, no assurance can be given that the Company's growth strategies will prove effective or that the goals of the Company will be achieved.

    DEPENDENCE ON KEY PERSONNEL

         The success of the Company will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. The Company does not have employment agreements with any of its current executive officers, although all current executive officers have entered into non-competition agreements with the Company. The loss or unavailability of one or more of its executive officers or the inability to attract or retain key employees in the future could have an adverse effect upon the Company's operations.

    COMPETITION AND TECHNOLOGICAL CHANGE

         The Company faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. The Company believes that competition for paging subscribers is based on quality of service, geographic coverage and price and that the Company generally competes effectively based on these factors. Monthly fees for basic paging services have, in general, declined since the Company commenced operations in September 1986, due in part to competitive conditions, and the Company may face significant price-based competition in the future which could adversely affect the Company. Some of the Company's competitors possess greater financial, technical and other resources than the Company. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on the Company's markets, the Company's results of operations could be adversely affected. A variety of wireless two-way communication technologies currently are in use or under development. Although such technologies generally are higher priced than paging services or not widely available, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for the Company. Two-way service providers also could elect to provide paging service as an adjunct to their primary services. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by the Company or could require the Company to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. Entities offering service on wireless two-way communications technology, including cellular telephones and specialized mobile radio services, also compete with the paging services that the Company provides. There can be no assurance that the Company will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

    SUBSCRIBER TURNOVER

         The results of operations of wireless messaging service providers, such as the Company, can be significantly affected by subscriber cancellations. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because the paging business is characterized by high fixed costs, disconnections directly and adversely affect operating cash flow. An increase in its subscriber cancellation rate may adversely affect the Company's results of operations.

    DEPENDENCE ON SUPPLIERS

         The Company does not manufacture any of the pagers used in its paging operations. The Company buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America, Inc. ("NEC") and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, the Company purchases terminals and transmitters primarily from Glenayre Technologies, Inc. ("Glenayre") and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, the Company has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that the Company will not experience such delays in the future. The Company has never had a purchase agreement with Glenayre or NEC. The Company's most recent one-year purchase agreement with Motorola expired on December 31,1995 and the Company is in the process of negotiating a new agreement with Motorola. Although Motorola has in the past entered into a new agreement with the Company annually, there can be no assurance that Motorola will enter into a new agreement with the Company or that the terms and conditions of a new agreement will be as favorable to the Company as under past agreements with Motorola. Although the Company believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that the Company would not be adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms.

    GOVERNMENT REGULATION, FOREIGN OWNERSHIP AND POSSIBLE REDEMPTION

         The paging operations of the Company are subject to regulation by the FCC and various state regulatory agencies. There can be no assurance that those agencies will not propose or adopt regulations or take actions that would have a material adverse effect on the Company's business. Changes in regulation of the Company's paging business or the allocation of radio spectrum for services that compete with the Company's business could adversely affect the Company's results of operations. For example, the FCC has proposed adopting a market area licensing scheme and the ability of Arch to make major modifications to its current paging systems may be affected during the transition to the market area licensing process. In addition, some aspects of the recently enacted Telecommunications Act of 1996 could have a beneficial effect on Arch's business, but other provisions may place additional burdens upon Arch or subject Arch to increased competition. The Communications Act of 1934, as amended, limits foreign ownership of entities that hold certain licenses from the FCC. Because the Company, through its subsidiaries, holds FCC licenses, in general, no more than 25% of the Company's stock can be owned or voted by aliens or their representatives, a foreign government or its representative or a foreign corporation, the Company's Restated Certificate of Incorporation permits the redemption of shares of the Company's capital stock from foreign stockholders where necessary to protect the Company's regulatory licenses, but such redemption would be subject to the availability of capital to the Company and any restrictions contained in the debt instruments of the Company and under Delaware law. The failure to redeem such shares promptly could jeopardize the Company's FCC licenses.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              -----------------

              On April 4, 1995, a stockholder of USA Mobile filed a complaint entitled Newman v. Fuellhart, et. al., in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 14179. The action, which was purportedly brought as a class action on behalf of all stockholders of USA Mobile, named USA Mobile and certain directors and executive officers of USA Mobile as defendants, and requested that the court enjoin Arch's acquisition of USA Mobile and order unspecified damages and costs. The complaint alleged, among other things, that the price to be paid by Arch for its acquisition of USA Mobile was inadequate, that certain agreements entered into in connection with Arch's acquisition of USA Mobile would act as impediments to USA Mobile's stockholders receiving the highest price available and that the individual defendants would be in breach of their fiduciary duties if Arch's acquisition of USA Mobile was consummated. In December 1994, the same plaintiff had filed a purported class action complaint against the same defendants alleging breaches of fiduciary duty because of purported conflicts of interests by the defendants in rejecting Metrocall, Inc.'s proposal to acquire USA Mobile for $13.00 of Metrocall, Inc. common stock per share of USA Mobile stock. The court did not enjoin Arch's acquisition of USA Mobile and Arch succeeded to these lawsuits. The first lawsuit was dismissed without prejudice in March 1996. Arch believes that the remaining lawsuit is without merit and intends to defend it vigorously.

              Arch, from time to time, is also involved in lawsuits arising in the normal course of business. Arch believes that its currently pending lawsuits will not have a material adverse effect on Arch.

ITEM 2.       CHANGES IN SECURITIES
              ---------------------

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              -------------------------------

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              None.

ITEM 5.       OTHER INFORMATION
              -----------------

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ARCH COMMUNICATIONS GROUP, INC.


Dated: November 14, 1996                 By: /s/ William A. Wilson
                                             -----------------------------------
                                             William A. Wilson
                                             Executive Vice President and
                                             Chief Financial Officer