Form 10-K
period 1996-12-31
ARCH COMMUNICATIONS GROUP INC
filed 1997-03-31
CIK 880888

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

                                   ----------

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] X
                    ---

For the Fiscal Year Ended  DECEMBER 31, 1996
                          -------------------

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                          ---


For the transition period from            to
                               ----------    ----------

Commission file number 0-23232

                                   ----------

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

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:
 10 7/8% SENIOR DISCOUNT NOTES DUE 2008           AMERICAN STOCK EXCHANGE
           (Title of Class)               (Name of exchange on which registered)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:
                      COMMON STOCK PAR VALUE $.01 PER SHARE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
          ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 24, 1997 was approximately $97,162,000.

The number of shares of Registrant's Common Stock outstanding on March 24, 1997 was 20,713,045

Portions of Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Registrant to be held on May 20, 1997, are incorporated by reference into Part III.

================================================================================

                                     PART I


ITEM 1.     BUSINESS

General

    Arch Communications Group, Inc. ("Arch" or the "Company") is a leading provider of wireless messaging services, primarily paging services, and had 3.3 million pagers in service as of December 31, 1996. Arch has operations in a total of 41 states and 180 of the 200 largest markets in the United States.

    The Company provides local, regional and nationwide paging services employing digital networks covering approximately 85% of the United States population. Arch offers four types of paging services: digital display, alphanumeric display, tone-only and tone-plus-voice. Arch also offers enhanced or complementary services, including voice mail, personalized greetings, message storage and retrieval, pager loss protection and pager maintenance. As part of its business, the Company rents, sells and repairs pagers. The Company is licensed by the Federal Communications Commission ("FCC") to provide paging and related services in the markets it serves. Generally, such licenses are exclusive to a particular radio frequency, although multiple frequencies may be licensed in any given market. See "Business -- Regulation".

    Arch has grown rapidly through a combination of internal growth and acquisitions since it began operations in 1986. The Company's net revenues (the sum of service revenues and product sales, less the cost of product sales), the normal presentation of revenues in the paging industry, were $303,901,000 in the year ended December 31, 1996. The Company's operating cash flow, or earnings before interest, taxes, depreciation and amortization ("EBITDA"), the most relevant measure of operating performance for the paging industry, was $105,801,000 for the year. Because paging is a capital intensive industry, particularly during periods of rapid growth, and because the Company has made sizeable acquisitions accounted for by the purchase method of accounting, very significant depreciation and amortization expenses are charged against Arch's operations. Because the Company has incurred large amounts of debt in its growth and in the course of its acquisition program, significant interest expense is charged against its operations. As a result of these charges, the Company historically has incurred net losses, including a net loss of $114,662,000 for the year ended December 31, 1996.

    The following table sets forth certain information regarding the approximate number of pagers in service with Company subscribers and net increases in number of pagers through internal growth and acquisitions during the periods indicated:


                              PAGERS IN SERVICE       NET INCREASE IN        INCREASE IN         PAGERS IN
             YEAR ENDED        AT BEGINNING OF        PAGERS THROUGH        PAGERS THROUGH     SERVICE AT END
             AUGUST 31,             PERIOD          INTERNAL GROWTH(1)     ACQUISITIONS(2)       OF PERIOD
             ----------             ------          ------------------     ---------------       ---------
            1987......               4,000                  3,000                12,000             19,000
            1988......              19,000                  8,000                 3,000             30,000
            1989......              30,000                 14,000                34,000             78,000
            1990......              78,000                 20,000                 4,000            102,000
            1991......             102,000                 24,000                 1,000            127,000
            1992......             127,000                 33,000                    --            160,000
            1993......             160,000                 70,000                24,000            254,000
            1994......             254,000                138,000                18,000            410,000


             FOUR MONTHS
          ENDED DECEMBER 31,
          ------------------
                1994......          410,000                64,000                64,000             538,000


             YEAR ENDED
            DECEMBER 31,
            ------------
                1995......          538,000               366,000             1,102,000           2,006,000
                1996......        2,006,000               815,000               474,000           3,295,000


(1) Includes internal growth in acquired paging businesses after their acquisition by Arch. Increases in pagers through internal growth are net of subscriber cancellations during each applicable period.

(2) Based on pagers in service of acquired paging businesses at the time of their acquisition by Arch.

ACQUISITION OF USA MOBILE

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

PAGING INDUSTRY OVERVIEW

    Paging is a method of wireless communication which uses an assigned radio frequency to contact a paging subscriber anywhere within a designated service area. A subscriber carries a pager which receives messages by the broadcast of a one-way radio signal. To contact a subscriber, a message is usually sent by placing a telephone call to the subscriber's designated telephone number. The telephone call is received by an electronic paging switch which generates a signal that is sent to radio transmitters in the service area. Depending upon the topography of the service area, the operating radius of a radio transmitter typically ranges from three to 20 miles. The transmitters broadcast a signal that is received by the pager a subscriber carries, which alerts the subscriber by a tone or vibration that there is a voice, tone, digital or alphanumeric message.

    Arch believes that paging is the most cost-effective form of mobile wireless communications. Paging has an advantage over conventional telephone service because a pager's reception is not restricted to a single location, and over a cellular telephone because a pager is smaller, has a longer battery life and, most importantly, because pagers and air time required to transmit an average message cost less than equipment and air time for cellular telephones. Paging subscribers generally pay a flat monthly service fee for pager services, regardless of the number of messages, unlike cellular telephone subscribers, whose bills typically have a significant variable usage component. For these reasons, some cellular subscribers use a pager in conjunction with their cellular telephone to screen incoming calls and thus lower the expense of cellular telephone service.

    Industry sources estimate that, since 1990, the number of pagers in service in the United States has grown at an annual rate of nearly 30% and will continue to grow at an annual rate of approximately 15% until the year 2000. Based on industry sources, Arch believes that there were approximately 42 million pagers in service in the United States at December 31, 1996. Factors contributing to this growth include: (i) a continuing shift towards a service-based economy;
(ii) increasing mobility of workers and the population at large; (iii) increasing awareness of the benefits of mobile communications among the population at large; (iv) the relatively high cost of two-way mobile communications, such as cellular telephone services; (v) introduction of new or enhanced paging services, including nationwide paging capability; (vi) continuing improvements in the performance of paging equipment; and (vii) significant price/performance improvements in paging services. The paging industry has undergone substantial consolidation over the past ten years, and Arch believes that the top five paging carriers represent approximately 50% of the pagers in service. Nonetheless, Arch believes that the paging industry remains fragmented, with more than 300 licensed carriers in the United States, and will continue to undergo consolidation.

    The paging industry has benefited from technological advances resulting from research and development conducted by vendors of pagers and transmission equipment. Such advances include microcircuitry, liquid crystal display technology and standard digital encoding formats, which have enhanced the capability and capacity of paging services while lowering equipment and air time costs. Technological improvements have enabled Arch to provide better quality services at lower prices to its subscribers and have generally contributed to strong growth in the market for paging services.

    The paging industry has traditionally distributed its services through direct marketing and sales activities. In recent years, additional channels of distribution have evolved, including: (i) carrier-operated stores; (ii) resellers, who purchase paging services on a wholesale basis from carriers and resell those services on a retail basis to their own customers; (iii) agents who solicit customers for carriers and are compensated on a commission basis; and
(iv) retail outlets that often sell a variety of merchandise, including pagers and other telecommunications equipment. While most paging subscribers traditionally have been business users, industry observers believe that pager use among consumers has increased significantly in recent years. In addition, paging subscribers have increasingly chosen to purchase rather than lease their pagers. These trends are expected to continue.

BUSINESS STRATEGY

    Arch's strategic objective is to strengthen its position as one of the leading paging companies in the United States. Arch believes that larger, multi-market paging companies enjoy a number of competitive advantages, including: (i) operating efficiencies resulting from more intensive utilization of existing paging systems; (ii) economies of scale in purchasing and administration; (iii) broader geographic coverage of paging systems; (iv) greater access to capital markets and lower costs of capital; (v) the ability to obtain additional radio spectrum; (vi) the ability to offer high-quality services at competitive prices; and (vii) enhanced ability to attract and retain management personnel. Arch believes that the current size and scope of its operations afford it many of these advantages. Arch also believes that major paging companies need to have national scope and presence in order to attract marketing affiliations and other opportunities for growth, and Arch believes that its ongoing expansion program will effectively complete Arch's national scope and presence and position Arch to exploit such opportunities while continuing to pursue its growth strategy.

    Arch employs a three-part growth strategy to expand its subscriber base and geographic operations:

    Continued Market Development and Penetration. Arch increases its subscriber base through continued development and penetration of its existing markets, primarily through sales and marketing efforts. Expansion of Arch's sales and marketing activities within areas of existing service coverage broadens Arch's potential subscriber base with minimal incremental capital investment and, over time, contributes to higher margins through increased system utilization.

    Expansion of Sales and Marketing Activities. Arch expands its marketing coverage, principally by opening new sales offices, to areas contiguous to existing sales operations within Arch's current system coverage. Expansion of sales and marketing activities into new markets contiguous to existing sales operations may solidify Arch's presence in existing markets and enable Arch to leverage further its infrastructure within these markets.

    Acquisitions. Arch makes two types of acquisitions; fold-in and strategic. Fold-in acquisitions are acquisitions of paging businesses located within or adjacent to Arch's current system coverage. Fold-in acquisitions increase Arch's subscriber base and revenues and offer opportunities to achieve operating efficiencies by consolidating staff, eliminating duplicative overhead and integrating the acquired subscribers into Arch's own paging system and billing and collection processes. Arch also makes strategic acquisitions to expand Arch's geographic coverage into new markets outside of Arch's current system coverage.

    Although today Arch operates in 90 of the top 100 U.S. markets, the Company historically has focused on medium-sized and small market areas with lower rates of pager penetration and attractive demographics and Arch believes that such markets will continue to offer significant opportunities for growth. In addition, Arch believes that its increasing national scope and presence will provide Arch with growth opportunities in larger markets, including major metropolitan areas adjacent to certain of Arch's existing markets.

    Arch believes that its selection of low-cost operator status as its competitive tactic provides it with flexibility to offer competitive prices while still achieving target margins and EBITDA. Arch maintains a low-cost operating structure through a combination of (i) the consolidation of certain operating functions, including centralized purchases from key vendors, to achieve economies of scale, and (ii) the installation of efficient, high-quality transmission systems.

    Arch believes that its decentralized organizational structure enables it to offer superior customer service and to respond to subscriber needs quickly and effectively. Arch's operating regions operate largely as independent entities, while strategic planning, equipment purchasing, capital formation, legal, acquisition and similar functions are conducted on a centralized basis. The management of each operating region makes staffing, administrative, operational and marketing decisions within guidelines established by the senior management of Arch.

    Arch has taken steps to position itself to participate in new and emerging services and applications in narrowband wireless personal communications ("N-PCS"). These initiatives include (i) nationwide paging services, (ii) an equity investment in CONXUS Communications, Inc. (formerly PCS Development Corporation), which holds exclusive rights to regional two way messaging licenses which provide nationwide coverage, and (iii) Arch's equity investment in Benbow PCS Ventures, Inc. ("Benbow"), which gives Arch access to two regional narrowband PCS licenses controlled by Benbow which will provide coverage to a substantial portion of the western United States.

PAGING OPERATIONS

    Arch provides paging service to subscribers for a monthly fee. Subscribers either lease the pager from Arch for an additional fixed monthly fee or they own the pager, having purchased it either from Arch or from another vendor. The monthly service fee is generally based upon the type of service provided, the geographic area covered, the number of pagers provided to the customer and the period of the subscriber's commitment. Subscriber-owned pagers provide a more rapid recovery of Arch's capital investment than pagers owned and maintained by Arch, but may generate less recurring revenue. Arch also sells pagers to third-party resellers who lease or resell pagers to their own subscribers and resell Arch's paging services under marketing agreements.

    Arch also provides enhancements and ancillary services such as voice mail, personalized greetings, message storage and retrieval, pager loss protection and pager maintenance services. Voice mail allows a caller to leave a recorded message that is stored in Arch's computerized message retrieval center. When a message is left, the subscriber can be automatically alerted through the subscriber's pager and can retrieve the stored message by calling Arch's paging terminal. Personalized greetings allow the subscriber to record a message to greet callers who reach the subscriber's pager or voice mail box. Message storage and retrieval allows a subscriber who leaves Arch's service area to retrieve calls that arrived during the subscriber's absence from the service area. Pager loss protection allows subscribers who lease pagers to limit their costs of replacement upon loss or destruction of the pager. Pager maintenance services are offered to subscribers who own their own equipment.

SUBSCRIBERS AND MARKETING

    Arch's paging accounts are generally businesses with employees who travel frequently but must be immediately accessible to their offices or customers. Arch's subscribers include proprietors of small businesses, professionals, management and medical personnel, field sales personnel and service forces, members of the construction industry and trades, and real estate brokers and developers. In addition, Arch believes that pager use among consumers will increase significantly in the future, although consumers do not currently account for a substantial portion of Arch's subscriber base.

    Arch markets its paging services through a direct marketing and sales organization which, as of December 31, 1996, operated approximately 200 retail stores. Arch also markets its paging services indirectly through independent resellers, agents and retailers. Arch typically offers resellers paging services in large quantities at wholesale rates that are lower than retail rates, and resellers offer the services to end-users at a mark-up. Arch's costs of administering and billing resellers are lower than the costs of direct end-users on a per pager basis. Arch also acts as a reseller of other paging carriers' services when existing or potential Arch customers have travel patterns that require paging service beyond the coverage of Arch's own networks.

COMPETITION

    Arch experiences competition from one or more competitors in all markets in which it operates, but no single competitor competes with Arch in all of its markets, although certain competitors hold nationwide licenses that would enable them to compete in all of Arch's markets if they choose to do so. Although some of Arch's competitors are small, privately owned companies serving one market area, others are large diversified telecommunications companies, including AT&T. Some of Arch's competitors possess financial, technical and other resources greater than those of Arch. Major paging carriers that currently compete in one or more of Arch's markets include Paging Network, Inc., MobileMedia Corporation and AirTouch Communications, Inc. As paging services become increasingly interactive, and as two-way services become increasingly competitive, the scope of competition for communications service customers in Arch's markets may broaden. For example, the FCC has commenced issuing licenses for the provision of broadband personal communications services, with most grants going to major telecommunications companies or conglomerates with greater financial resources than Arch. Sprint, through its venture with American Personal Communications, has initiated broadband PCS services in the Washington, D.C. and Baltimore markets which include "short messaging", a form of advanced alphanumeric paging, as part of its two-way voice communications product. In addition, the FCC has created potential sources of competition by opening up new spectrum for such services as General Wireless Communications Services ("GWCS") and Wireless Communications Services ("WCS") as well as speeding up licensing of other services through auctions including the Local Multipoint Distribution Service ("LMDS"), 220-222 MHz and broadband PCS services.

    Arch believes that competition for paging subscribers is based on quality of service, geographic coverage and price. Arch believes it generally competes effectively based on these factors.

SOURCES OF EQUIPMENT

    Arch does not manufacture any of the pagers or other equipment used in its paging operations. The equipment used in Arch's paging operations is generally available for purchase from multiple sources. Arch centralizes price and quantity negotiations for all of its operating subsidiaries in order to achieve cost savings from volume purchases. Arch buys pagers primarily from Motorola and NEC and purchases terminals and transmitters primarily from Glenayre and Motorola. Arch anticipates that equipment and pagers will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times.

    Because of the high degree of compatibility among different models of transmitters, computers and other paging equipment manufactured by suppliers, Arch is able to design its systems without being dependent upon any single source of such equipment. Arch routinely evaluates new developments in paging technology in connection with the design and enhancement of its paging systems and selection of products to be offered to subscribers. Arch believes that its paging system equipment is among the most technologically sophisticated in the paging industry.

    REGULATION

    Paging operations and the construction, modification, ownership and acquisition of paging systems are subject to extensive regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"), and, to a much more limited extent, by public utility or public service commissions in certain states. The following description does not purport to be a complete discussion of all present and proposed legislation and regulations relating to Arch's paging operations.

    FEDERAL REGULATION

    Paging companies historically have been subject to different federal regulatory requirements depending upon whether they were providing service as a Radio Common Carrier ("RCC"), a Private Carrier Paging ("PCP") operator or as a reseller. Arch's paging operations encompass RCC, PCP and resale operations. However, federal legislation enacted in 1993 required the FCC to reduce the disparities in the regulatory treatment of similar mobile services (such as RCC and PCP services), and the FCC has taken, and continues to take, actions to implement this legislation.

    Under the new regulatory structure, all of Arch's paging services are classified as commercial mobile radio service ("CMRS"). As a CMRS provider, Arch is regulated as a common carrier, except that the FCC has exempted paging services, which have been found to be highly competitive, from some typical common carrier regulations, such as tariff filing requirements.

    The classification of Arch's paging operations as CMRS affects the level of permissible foreign ownership, the nature and extent of state regulation and the regulatory fees to which Arch is subject. In addition, the FCC now is required to resolve competing requests for CMRS spectrum by conducting an auction, which may have the effect of increasing the costs of acquiring additional spectrum in markets in which Arch operates. Also, Arch is obligated to pay certain regulatory fees in connection with its paging operations.

    The FCC's review and revision of rules affecting paging companies is ongoing and the regulatory requirements to which Arch is subject may change significantly over time. For example, the FCC has adopted a market area licensing scheme for all paging channels under which carriers would be licensed to operate on a particular channel throughout a broad geographic area (for example, a Major Trading Area as defined by Rand McNally) rather than being licensed on a site-by-site basis. These geographic area licenses will be awarded pursuant to auction rules and procedures for which the FCC has issued initial rules and asked for comments on some further proposals. Under the newly adopted rules, existing paging facilities would be entitled to protection as grandfathered systems. Arch is participating actively in this proceeding in order to protect its existing operations and retain flexibility, on an interim and long-term basis, to modify systems as necessary to meet subscriber demands. The FCC is also considering whether CMRS operators should be obligated to interconnect their systems with others and be prohibited from placing restrictions on the resale of their services (except with respect to paging, which has already been relieved of the obligation to provide resale). Arch depends in its business on the assignment and use of standard and toll free telephone numbers for its paging units. The FCC has proceedings underway that may have a significant impact on the manner in which telephone numbers are assigned and utilized by common carriers, including paging companies, and on the ability of subscribers to retain their telephone numbers if, or when, they change paging companies. Some of the alternatives under consideration by the FCC, if adopted, could increase the cost to Arch of telephone numbers, restrict the manner in which certain numbers could be used or affect the ability of Arch to retain certain numbers previously assigned.

    The Communications Act requires that Arch obtain licenses from the FCC to use radio frequencies to conduct its paging operations within specified geographic areas, and Arch is licensed by the FCC to provide paging services in each geographic area in which it has operations. Licenses issued by the FCC to Arch set forth the technical parameters, such as power strength and tower height, under which Arch is authorized to use those frequencies. In many instances, Arch requires the prior approval of the FCC before it can implement any significant changes to its radio systems. Upon the effective date of FCC's market area licensing rules, all of these site-specific licensing obligations will be eliminated, with the exception of applications still required by Section
22.369 of the FCC Rules (request for authority to operate in a designated Quiet
Zone), Section 90.77 (request for authority to operate in a protected radio receiving location) and Section 1.1301 et seq. (construction/modification that may have a significant environmental impact), or for coordination with Canada or Mexico.

    The FCC licenses granted to Arch are for varying terms of up to ten years, at the end of which time renewal applications must be approved by the FCC. Some of the authorizations held by Arch are subject to FCC construction obligations which must be met for the licenses to be retained. In the past, FCC renewal applications routinely have been granted in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. The FCC has granted each renewal application Arch has filed. Although Arch is unaware of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that any of Arch's renewal applications will be free of competing applications or will be granted by the FCC. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or to revoke or modify licenses.

    The Communications Act requires licensees, such as Arch, to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license, or any rights thereunder. The Communications Act also requires prior approval by the FCC for acquisitions of the licenses of, or controlling equity interests in, other paging companies by Arch. To date, the FCC has approved each assignment and transfer of control for which Arch has sought approval. Although there can be no assurance that any requests for approval or applications filed by Arch will be acted upon in a timely manner by the FCC, or that the FCC will grant the approval or relief requested, Arch knows of no reason to believe any such requests, applications or relief will not be approved or granted. Currently underway at the FCC is a proceeding wherein the FCC's Wireless Telecommunications Bureau (the Bureau directly regulating Arch's paging activities) is proposing to eliminate all filing requirements associated with pro forma assignments and transfers of control of wireless authorizations. This proposal would expedite the process and reduce the cost related to corporate reorganizations.

    The Communications Act also limits foreign ownership of entities that hold licenses from the FCC. Because Arch, through its subsidiaries, holds licenses from the FCC, in general, no more than 25% of Arch's stock may be owned or voted by aliens or their representatives, a foreign government or its representatives, or a foreign corporation.

    The recently enacted Telecommunications Act of 1996 directly affects Arch. Some aspects of the new statute could have a beneficial effect on Arch's business. For example, proposed federal guidelines regarding antenna siting issues may remove local and state barriers to the construction of communications facilities, and efforts to increase competition in the local exchange and interexchange industries may reduce the cost to Arch of acquiring necessary communications services and facilities. On the other hand, some provisions relating to telephone number portability, the assignment of new area codes, and universal service obligations may place additional burdens upon Arch or subject Arch to increased competition.

    STATE REGULATION

    In addition to regulation by the FCC, certain states impose various regulations on the common carrier paging operations of Arch. Regulation in some states historically required Arch to obtain certificates of public convenience and necessity before constructing, modifying or expanding paging facilities or offering or abandoning paging services. Rates, terms and conditions under which Arch provided services, or any changes to those rates, have also been subject to state regulation. However, under the Federal Budget Reconciliation Act of 1993 (the "Budget Act"), as a general rule, states are preempted from exercising rate and entry regulation of CMRS, but may choose to regulate other terms and conditions of service (for example, requiring the identification of an agent to receive complaints). In certain instances, the construction and operation of radio transmitters also will be subject to zoning, land use, public health and safety, consumer protection and other state and local taxes, levies and ordinances. States also were accorded an opportunity to petition the FCC for authority to continue to regulate CMRS rates, which petitions are to be evaluated by the FCC applying the statutory criteria set forth in the Budget Act.

    Seven states in which Arch operates applied to retain some jurisdiction over CMRS, although certain of these requests were limited to two-way services and not paging services. The FCC denied these states' requests, and those rulings have become final, although there is nothing to prevent these states from filing new petitions with the FCC for authority to regulate CMRS rates. States also may regulate terms and conditions (other than entry or rates) of paging services provided within such states. Arch believes that to date all required state filings for Arch's paging operations have been made.

    FUTURE REGULATION

    From time to time, legislation which could potentially affect Arch, either beneficially or adversely, is proposed by federal or state legislators. There can be no assurance that legislation will not be enacted by the federal or state governments, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities, which might materially adversely affect the business of Arch. Changes such as the allocation by the FCC of radio spectrum for services that compete with Arch's business could adversely affect Arch's results of operations.

TRADEMARKS

    The Company holds federal registrations for certain of its service marks, including "Arch Nationwide Paging(R)", "Becker Beeper(R)", "Page Michigan(R)", "Premiere Page(R)", "Westlink(R)" and The Beeper Company's logo. The Company also uses a variety of other service marks in its operations, including "Arch", "Beta Tele-Page", "Easybeep", "Interlink(R) Communications of Florida", "Interlink(R) Communications of Louisiana", "Interlink(R) First Page", "Page New England", "Page New York", "Page South", "The Beeper Company", "USA Mobile" and "Westlink Paging".

    "Interlink(R)" is a registered trademark of a third party which has licensed such trademark to Arch, on an exclusive basis, for use in Florida and Louisiana pursuant to a license agreement expiring on May 31, 1999, unless sooner terminated by either party upon one year's written notice.

EMPLOYEES

    At December 31, 1996, Arch employed 2,564 full-time and 67 part-time personnel. None of Arch's employees is represented by a labor union. Arch believes that its employee relations are good.

ITEM 2.       PROPERTIES

    At December 31, 1996, Arch owned five office buildings and leased office space (including its executive offices) in over 200 localities in 35 states for use in conjunction with its paging operations. Arch also owned 141 transmitter sites in 20 states and the transmitter broadcast towers on most of those sites. Arch leases transmitter sites and/or owns transmitters on commercial broadcast towers, buildings and other fixed structures in approximately 2,900 locations in 46 states. Arch's leases are for various terms and provide for monthly lease payments at various rates. As of December 31, 1996, Arch was obligated to make total lease payments of approximately $15.4 million under its office facility and tower site leases for the year ending December 31, 1997. Arch believes that it will be able to obtain additional space as needed at acceptable cost.

ITEM 3.       LEGAL PROCEEDINGS

    The Company is involved in various lawsuits and claims arising in the normal course of business. The Company believes that none of such matters will have a material adverse effect on the Company's business or financial condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to stockholders during the three months ended December 31, 1996.


                                     PART II



ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS


    The Company's common stock is included in the Nasdaq National Market under the symbol "APGR". The following table sets forth for the periods indicated the high and low last sales prices per share of the common stock as reported by the Nasdaq National Market.

     1996                                                    HIGH       LOW
     ----                                                    ----       ---
     First Quarter......................................     26 3/4     20
     Second Quarter.....................................     26 1/4     18 5/8
     Third Quarter......................................     19 1/2     12 1/2
     Fourth Quarter.....................................     13 1/2      8 3/8

     1995

     First Quarter......................................     20 3/8     17 3/8
     Second Quarter.....................................     22 1/4     15 5/8
     Third Quarter......................................     29 5/8     22 1/4
     Fourth Quarter.....................................     29 5/8     22 1/4


    The number of stockholders of record as of March 24, 1997 was 153. The Company believes that the number of beneficial stockholders is in excess of 1400.

    The Company has never declared or paid cash dividends on the common stock and does not intend to declare or pay cash dividends on the common stock in the foreseeable future. Certain covenants in the credit facilities and debt obligations of the Company and its subsidiaries will effectively prohibit the declaration or payment of cash dividends by the Company for the foreseeable future. See Note 3 to the Company's Consolidated Financial Statements.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following Selected Consolidated Financial and Operating Data should be read in conjunction with Item 1 - "Business," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. Dollars in thousands except per share amounts.

                                                                                    FOUR MONTHS ENDED
                                                  YEAR ENDED AUGUST 31,              DECEMBER 31, (1)
                                          -------------------------------------  ------------------------
                                             1992         1993         1994         1993         1994
                                             ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:
  Service, rental & maintenance
    revenues ...........................  $   31,465   $   39,610   $   55,139   $   16,457   $   22,847
  Product sales ........................       3,741        5,698       12,108        2,912        5,178
                                          ----------   ----------   ----------   ----------   ----------
  Total revenues .......................      35,206       45,308       67,247       19,369       28,025
  Cost of products sold ................      (2,234)      (4,031)     (10,124)      (2,027)      (4,690)
                                          ----------   ----------   ----------   ----------   ----------
                                              32,972       41,277       57,123       17,342       23,335
  Operating expenses:
    Service, rental & maintenance ......       8,190        9,532       13,123        3,959        5,231
    Selling ............................       4,849        7,307       10,243        3,058        4,338
    General & administrative ...........      10,089       13,123       17,717        5,510        7,022
    Depreciation & amortization ........      12,542       13,764       16,997        5,549        6,873
                                          ----------   ----------   ----------   ----------   ----------

  Operating income (loss) ..............      (2,698)      (2,449)        (957)        (734)        (129)
  Interest & non-operating expenses,
    net ................................      (3,963)      (2,861)      (4,112)      (1,132)      (1,993)
  Equity in loss of affiliate(2) .......          --           --           --           --           --
                                          ----------   ----------   ----------   ----------   ----------
  Income (loss) before income tax
    benefit and extraordinary
    item ...............................      (6,661)      (5,310)      (5,069)      (1,866)      (2,122)
  Income tax benefit ...................          --           --           --           --           --
                                          ----------   ----------   ----------   ----------   ----------
  Income (loss) before extraordinary
    item ...............................      (6,661)      (5,310)      (5,069)      (1,866)      (2,122)
  Extraordinary item(3) ................          --         (415)          --           --       (1,137)
                                          ----------   ----------   ----------   ----------   ----------

  Net income (loss) ....................  $   (6,661)  $   (5,725)  $   (5,069)  $   (1,866)  $   (3,259)
                                          ==========   ==========   ==========   ==========   ==========

  Income (loss) per common share
    before extraordinary item ..........  $    (1.09)  $     (.74)  $     (.71)  $     (.26)  $     (.29)
  Extraordinary item(3) ................          --         (.06)          --           --         (.16)
  Net income (loss) per common
    share(4) ...........................  $    (1.09)  $     (.80)  $     (.71)  $     (.26)  $     (.45)
  Weighted average shares
    outstanding(4) .....................   6,099,060    7,125,164    7,153,044    7,149,136    7,238,624

OTHER OPERATING DATA:
  EBITDA(5) ............................  $    9,844   $   11,315   $   16,040   $    4,815   $    6,744
  EBITDA margin (6) ....................          30%          27%          28%          28%          29%
  Capital expenditures, excluding
    acquisitions .......................  $   10,510   $   20,853   $   25,657   $    7,486   $   15,279
  Pagers in service, at end of
    period .............................     160,000      254,000      410,000      288,000      538,000

                                                YEAR ENDED DECEMBER 31, (1)
                                          ---------------------------------------
                                             1994         1995          1996
                                             ----         ----          ----
STATEMENT OF OPERATIONS DATA:
  Service, rental & maintenance
    revenues ...........................  $   61,529   $   138,466   $   291,399
  Product sales ........................      14,374        24,132        39,971
                                          ----------   -----------   -----------
  Total revenues .......................      75,903       162,598       331,370
  Cost of products sold ................     (12,787)      (20,789)      (27,469)
                                          ----------   -----------   -----------
                                              63,116       141,809       303,901
  Operating expenses:
    Service, rental & maintenance ......      14,395        29,673        64,957
    Selling ............................      11,523        24,502        50,655
    General & administrative ...........      19,229        40,448        82,488
    Depreciation & amortization ........      18,321        60,205       191,871
                                          ----------   -----------   -----------

  Operating income (loss) ..............        (352)      (13,019)      (86,070)
  Interest & non-operating expenses,
    net ................................      (4,973)      (22,522)      (75,927)
  Equity in loss of affiliate(2) .......          --        (3,977)       (1,968)
                                          ----------   -----------   -----------
  Income (loss) before income tax
    benefit and extraordinary
    item ...............................      (5,325)      (39,518)     (163,965)
  Income tax benefit ...................          --         4,600        51,207
                                          ----------   -----------   -----------
  Income (loss) before extraordinary
    item ...............................      (5,325)      (34,918)     (112,758)
  Extraordinary item(3) ................      (1,137)       (1,684)       (1,904)
                                          ----------   -----------   -----------

  Net income (loss) ....................  $   (6,462)  $   (36,602)  $  (114,662)
                                          ==========   ===========   ===========

  Income (loss) per common share
    before extraordinary item ..........  $     (.74)  $     (2.59)  $     (5.51)
  Extraordinary item(3) ................        (.16)         (.12)         (.09)
  Net income (loss) per common
    share(4) ...........................  $     (.90)  $     (2.72)  $     (5.62)
  Weighted average shares
    outstanding(4) .....................   7,182,955    13,497,734    20,445,943

OTHER OPERATING DATA:
  EBITDA(5) ............................  $   17,969   $    47,186   $   105,801
  EBITDA margin (6) ....................          28%           33%           35%
  Capital expenditures, excluding
    acquisitions .......................  $   33,450   $    60,468   $   165,206
  Pagers in service, at end of
    period .............................     538,000     2,006,000     3,295,000



                                              AUGUST 31,                    DECEMBER 31,
                                      ---------------------------  ------------------------------
                                       1992     1993      1994       1994      1995       1996
                                       ----     ----      ----       ----      ----       ----
BALANCE SHEET DATA:
  Current assets ...................  $14,866  $ 4,690  $  6,751   $  8,483  $ 33,671  $   43,611
  Total assets .....................   55,151   62,209    76,255    117,858   785,376   1,146,756
  Long-term debt, less current
    maturities .....................   41,057   49,748    67,328     93,420   457,044     918,150
  Stockholders' equity (deficit) ...    7,282    1,563    (3,304)     9,368   246,884     147,851

(1) On October 17, 1994, Arch announced that it was changing its fiscal year end from August 31 to December 31. Arch was required to file a transition report on Form 10-K with audited financial statements for the period September 1, 1994 through December 31, 1994 and has elected to include herein, for comparative purposes, unaudited financial statements for the periods September 1, 1993 through December 31, 1993 and January 1, 1994 through December 31, 1994.

(2) Represents Arch's pro rata share of USA Mobile's net losses for the period of time from Arch's acquisition of its initial 37% interest in USA Mobile on May 16, 1995 through the completion of Arch's acquisition of USA Mobile on September 7, 1995 and Arch's pro rata share of Benbow PCS Ventures, Incorporated's losses since May 21, 1996.

(3) Reflects extraordinary charge resulting from prepayment of indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations".

(4) Net income (loss) per common share is based on the weighted average number of common shares outstanding giving effect to the conversion of preferred stock into shares of common stock (which took place in January 1992 in connection with Arch's initial public offering) as if such conversion occurred at the beginning of each of the periods presented or date of issuance of the preferred stock, if later. Other shares of stock issuable pursuant to stock options and upon conversion of Arch's convertible subordinated debentures have not been considered, as their effect would be anti-dilutive.

(5) EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective indebtedness, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect equity in loss of affiliate, income tax benefit, interest expense, net and extraordinary items.

(6) Calculated by dividing EBITDA by total revenues less cost of products sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Arch is a leading provider of wireless messaging services, primarily paging services, and had 3.3 million pagers in service as of December 31, 1996. From September 1, 1993 through December 31, 1996, the Company's total subscriber base grew at a compound annual rate of 115.7% and its compound annual rate of internal subscriber base growth (excluding pagers added through acquisitions) was 74.9%.

    Arch derives the majority of its revenues from fixed periodic (usually monthly) fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurrence of additional selling expenses by Arch. Arch's service, rental and maintenance revenues and the related expenses exhibit substantially similar growth trends. Arch's average paging revenue per subscriber has declined over the past three years for two principal reasons: (i) the percentage of subscriber-owned and reseller-owned pagers for which Arch receives no recurring equipment rental revenue has increased from 36% of pagers in service at August 31, 1993 to 53% of pagers in service at December 31, 1996 and (ii) the percentage of net new pagers in service added to Arch's subscriber base through indirect channels has increased from 24% in the year ended August 31, 1993 to 39% in the year ended December 31, 1996. Most of the indirect channel additions are derived from resellers who purchase air time from Arch at wholesale prices. The reduction in average paging revenue per subscriber resulting from these trends has been more than offset by the elimination of associated expenses so that Arch's margins have improved over such period.

    Arch's total revenues have increased from $75.9 million in the year ended December 31, 1994 to $162.6 million in the year ended December 31, 1995 and to $331.4 million in the year ended December 31, 1996. Over the same periods, through operating efficiencies and economies of scale, Arch has been able to reduce its per pager operating costs to enhance its competitive position in its markets. Due to the rapid growth in its subscriber base, Arch has incurred significant selling expenses, which are charged to operations in the year incurred. Arch has reported net losses of $6.5 million, $36.6 million and $114.7 million in the years ended December 31, 1994, 1995 and 1996, respectively, as a result of significant depreciation and amortization expenses related to acquired and developed assets and interest charges associated with indebtedness. However, as its subscriber base has grown, Arch's operating results have improved, as evidenced by an increase in its earnings before interest, taxes, depreciation and amortization ("EBITDA") from $18.0 million in the year ended December 31, 1994 to $47.2 million in the year ended December 31, 1995 and to $105.8 million in the year ended December 31, 1996.

    EBITDA is a standard measure of financial performance in the paging industry and also is one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective debt agreements, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. Arch's financial objective is to increase its EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investment in continued growth, including purchase of pagers and paging system equipment, construction and expansion of paging systems, and possible acquisitions.

    On October 17, 1994, Arch announced that it was changing its fiscal year end from August 31 to December 31. Arch filed a transition report on Form 10-K with audited financial statements for the period September 1, 1994 through December 31, 1994 and has elected to include herein, for comparative purposes, unaudited financial statements for the periods September 1, 1993 through December 31, 1993 and January 1, 1994 through December 31, 1994. Arch's quarterly and annual reporting is now based on its fiscal year end of December 31.

FORWARD-LOOKING STATEMENTS

    This Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS

    The following table presents certain items from Arch's Consolidated Statements of Operations as a percentage of net revenues (total revenues less cost of products sold) and certain other information for the periods indicated:


                                           YEAR             FOUR MONTHS ENDED
                                          ENDED                DECEMBER 31,                      YEAR ENDED DECEMBER 31,
                                        AUGUST 31,       ------------------------        ----------------------------------------
                                           1994            1993            1994            1994            1995            1996
                                         -------         -------         -------         -------         -------         -------
Total revenues ...................         117.7%          111.7%          120.1%          120.3%          114.7%          109.0%
Cost of products sold ............         (17.7)          (11.7)          (20.1)          (20.3)          (14.7)           (9.0)
                                         -------         -------         -------         -------         -------         -------
Net revenues .....................         100.0           100.0           100.0           100.0           100.0           100.0
Operating expenses:
  Service, rental and
    maintenance ..................          23.0            22.8            22.4            22.8            20.9            21.4
  Selling ........................          17.9            17.6            18.6            18.3            17.3            16.7
  General and administrative .....          31.0            31.8            30.1            30.5            28.5            27.1
  Depreciation and
    amortization .................          29.8            32.0            29.5            29.0            42.5            63.1
                                         -------         -------         -------         -------         -------         -------

Operating income (loss) ..........          (1.7)%          (4.2)%          (0.6)%          (0.6)%          (9.2)%         (28.3)%
                                         =======         =======         =======         =======         =======         =======

Net income (loss) ................          (8.9)%         (10.8)%         (14.0)%         (10.2)%         (25.8)%         (37.7)%
                                         =======         =======         =======         =======         =======         =======

EBITDA ...........................          28.1%           27.8%           28.9%           28.5%           33.3%           34.8%
                                         =======         =======         =======         =======         =======         =======

Annual service, rental and
  maintenance expenses per
  pager ..........................       $    41         $    44         $    33         $    35         $    28         $    25

Selling cost per net new pager
  in service .....................       $    74         $    90         $    68         $    69         $    67         $    62

    YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

    Total revenues increased $168.8 million, or 103.8%, to $331.4 million in the year ended December 31, 1996 from $162.6 million in the year ended December 31, 1995 and net revenues increased $162.1 million, or 114.3%, from $141.8 million to $303.9 million over the same period. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased $152.9 million, or 110.4%, to $291.4 million in the year ended December 31, 1996 from $138.5 million in the year ended December 31, 1995. These increases in revenues were due primarily to the increase in the number of pagers in service from 2,006,000 at December 31, 1995 to 3,295,000 at December 31, 1996. Acquisitions of paging companies added 474,000 pagers in service during 1996, with the remaining 815,000 pagers added through internal growth. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the years ended December 31, 1995 and 1996. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased 274.0% to $12.5 million in the year ended December 31, 1996 from $3.3 million in the year ended December 31, 1995 as a result of a greater number of pager unit sales.

    Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $65.0 million (21.4% of net revenues) in the year ended December 31, 1996 from $29.7 million (20.9% of net revenues) in the year ended December 31, 1995. The increase was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. As existing paging systems become more populated through the addition of new subscribers, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annual service, rental and maintenance expenses per subscriber decreased to $25 in the year ended December 31, 1996 from $28 in the year ended December 31, 1995.

    Selling expenses increased to $50.7 million (16.7% of net revenues) in the year ended December 31, 1996 from $24.5 million (17.3% of net revenues) in the year ended December 31, 1995. The increase in selling expenses was due to the addition of sales personnel to support continued growth in the subscriber base, as the number of net new pagers in service resulting from internal growth increased by 122.7% from the year ended December 31, 1995 to the year ended December 31, 1996. Arch's selling cost per net new pager in service decreased to $62 in the year ended December 31, 1996 from $67 in the year ended December 31, 1995, primarily due to increased sales through indirect distribution channels. Most selling expenses are directly related to the number of net new subscribers added. Therefore, such expenses may increase in the future if pagers in service are added at a more rapid rate than in the past.

    General and administrative expenses increased to $82.5 million (27.1% of net revenues) in the year ended December 31, 1996 from $40.4 million (28.5% of net revenues) in the year ended December 31, 1995. The increase in absolute dollars was due primarily to increased expenses associated with supporting more pagers in service.

    Depreciation and amortization expenses increased to $191.9 million (63.1% of net revenues) in the year ended December 31, 1996 from $60.2 million (42.5% of net revenues) in the year ended December 31, 1995. These expenses reflect Arch's acquisitions of paging businesses, accounted for as purchases, and continued investment in pagers and other system expansion equipment to support continued growth. As a result of its May 1996 acquisition of Westlink Holdings, Inc. ("Westlink"), which was accounted for under the purchase method of accounting, Arch expects its depreciation and amortization expenses to increase by approximately $19 million annually through the year ending December 31, 2003.

    Operating loss increased to $86.1 million in the year ended December 31, 1996 from $13.0 million in the year ended December 31, 1995 as a result of the factors outlined above.

    Net interest expense increased to $75.9 million in the year ended December 31, 1996 from $22.5 million in the year ended December 31, 1995. The increase was attributable to an increase in Arch's outstanding debt. Interest expense in 1996 includes approximately $24 million of non-cash interest accretion on the 10 7/8% Senior Discount Notes due 2008 under which semi-annual interest payments commence on September 15, 2001. See Note 3 to Arch's Consolidated Financial Statements. Arch expects its future interest expense to increase significantly as a result of the additional debt incurred in connection with its May 1996 acquisition of Westlink.

    During the years ended December 31, 1996 and 1995, the Company recognized income tax benefits of $51.2 million and $4.6 million, respectively, representing the tax benefit of operating losses subsequent to the acquisitions of USA Mobile Communications Holdings, Inc. ("USA Mobile") and Westlink which were available to offset deferred tax liabilities arising from the Company's acquisitions of USA Mobile in September 1995 and Westlink in May 1996. The Company expects to recognize the $21.2 million balance of such tax benefits in the year ending December 31, 1997.

    During 1996 and 1995, Arch recognized an extraordinary charge of $1.9 million and $1.7 million, respectively, representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under separate prior credit facilities.

    Net loss increased to $114.7 million in the year ended December 31, 1996 from $36.6 million in the year ended December 31, 1995 as a result of the factors outlined above. Included in the net loss for the year ended December 31, 1995 was a charge of $4.0 million representing Arch's pro rata share of USA Mobile's net loss for the period of time from Arch's acquisition of its initial 37% interest in USA Mobile on May 16, 1995 through the completion of Arch's acquisition of USA Mobile on September 7, 1995. Included in the net loss for the year ended December 31, 1996 was a charge of $2.0 million representing Arch's pro rata share of Benbow PCS Ventures, Inc.'s ("Benbow") losses since May 21, 1996. The increases in depreciation and amortization expenses attributable to the Company's September 1995 acquisition of USA Mobile and its May 1996 acquisition of Westlink, as described above, will increase the Company's future net losses (or decrease its future net income, if any).

     EBITDA increased 124.2% to $105.8 million (34.8 % of net revenues) in the year ended December 31, 1996 from $47.2 million (33.3% of net revenues) in the year ended December 31, 1995 as a result of the factors outlined above.

    YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

    Total revenues increased $86.7 million, or 114.2%, to $162.6 million in the year ended December 31, 1995 from $75.9 million in the year ended December 31 1994 and net revenues increased $78.7 million, or 124.7%, from $63.1 million to $141.8 million over the same period. Service, rental and maintenance revenues increased $77.0 million, or 125.2%, to $138.5 million in the year ended December 31, 1995 from $61.5 million in the year ended December 31, 1994. These increases in revenues were due primarily to the increase in the number of pagers in service from 538,000 at December 31, 1994 to 2,006,000 at December 31, 1995. Acquisitions of paging companies added 1,102,000 pagers in service during 1995, with the remaining 366,000 pagers added through internal growth. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the years ended December 31, 1994 and 1995. Product sales, less cost of products sold, increased 110.7% to $3.3 million in the year ended December 31, 1995 from $1.6 million in the year ended December 31, 1994 as a result of a greater number of pager unit sales.

    Service, rental and maintenance expenses increased to $29.7 million (20.9% of net revenues) in the year ended December 31, 1995 from $14.4 million (22.8% of net revenues) in the year ended December 31, 1994. The increase in absolute dollars was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. The decrease as a percentage of revenues resulted from the increase in Arch's subscriber base described above. Annual service, rental and maintenance expenses per subscriber decreased to $28 in the year ended December 31, 1995 from $35 in the year ended December 31, 1994.

    Selling expenses increased to $24.5 million (17.3% of net revenues) in the year ended December 31, 1995 from $11.5 million (18.3% of net revenues) in the year ended December 31, 1994. The increase in selling expenses was due to the addition of sales personnel to support continued growth in the subscriber base, as the number of net new pagers in service resulting from internal growth increased by 117.9% from the year ended December 31, 1994 to the year ended December 31, 1995. Arch's selling cost per net new pager in service decreased to $67 in the year ended December 31, 1995 from $69 in the year ended December 31, 1994.

    General and administrative expenses increased to $40.4 million (28.5% of net revenues) in the year ended December 31, 1995 from $19.2 million (30.5% of net revenues) in the year ended December 31, 1994. The increase in absolute dollars was due primarily to increased expenses associated with supporting more pagers in service.

    Depreciation and amortization expenses increased to $60.2 million (42.5% of net revenues) in the year ended December 31, 1995 from $18.3 million (29.0% of net revenues) in the year ended December 31, 1994. These expenses reflect Arch's acquisitions of paging businesses, accounted for as purchases, and continued investment in pagers and other system expansion equipment to support continued growth.

    Operating loss increased to $13.0 million in the year ended December 31, 1995 from $0.4 million in the year ended December 31, 1994 as a result of the factors outlined above.

    Net interest expense increased to $22.5 million in the year ended December 31, 1995 from $5.0 million in the year ended December 31, 1994. The increase was attributable to an increase in Arch's outstanding debt and higher interest rates.

    During the year ended December 31, 1995, the Company recognized an income tax benefit of $4.6 million representing the tax benefit of operating losses subsequent to September 7, 1995 which were available to offset deferred tax liabilities arising from the Company's acquisition of USA Mobile.

    During the year ended December 31, 1995, Arch recognized an extraordinary charge of $1.7 million, representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under a prior credit facility in May 1995. During the year ended December 31, 1994, Arch recognized an extraordinary charge of $1.1 million, representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under a prior credit facility in September 1994.

    Net loss increased to $36.6 million in the year ended December 31, 1995 from $6.5 million in the year ended December 31, 1994 as a result of the factors outlined above. Included in the net loss for the year ended December 31, 1995 was a charge of $4.0 million representing Arch's pro rata share of USA Mobile's net loss for the period of time from Arch's acquisition of its initial 37% interest in USA Mobile on May 16, 1995 through the completion of Arch's acquisition of USA Mobile on September 7, 1995.

    EBITDA increased 162.6% to $47.2 million (33.3% of net revenues) in the year ended December 31, 1995 from $18.0 million (28.5% of net revenues) in the year ended December 31, 1994 as a result of the factors outlined above.

    Four Months Ended December 31, 1994 Compared with Four Months Ended December 31, 1993

    Total revenues increased 44.7% to $28.0 million in the four months ended December 31, 1994 from $19.4 million in the four months ended December 31, 1993 and net revenues increased 34.6% from $17.3 million to $23.3 million over the same period. Service, rental and maintenance revenues increased 38.8% to $22.8 million in the four months ended December 31, 1994 from $16.5 million in the four months ended December 31, 1993. These increases in revenues were due primarily to the increase in the number of pagers in service from 288,000 at December 31, 1993 to 538,000 at December 31, 1994. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the four months ended December 31, 1993 and 1994. Product sales, less cost of products sold, decreased to $0.5 million in the four months ended December 31, 1994 from $0.9 million in the four months ended December 31, 1993, due to decreased margins on equipment sales which more than offset the increase in product sales.

    Service, rental and maintenance expenses increased to $5.2 million (22.4% of net revenues) in the four months ended December 31, 1994 from $4.0 million (22.8% of net revenues) in the four months ended December 31, 1993. The increase in absolute dollars was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. The decrease as a percentage of revenues resulted from the increase in Arch's subscriber base described above. As existing paging systems become more populated through the addition of new subscribers, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per subscriber decreased to $33 in the four months ended December 31, 1994 from $44 in the four months ended December 31, 1993.

    Selling expenses increased to $4.3 million (18.6% of net revenues) in the four months ended December 31, 1994 from $3.1 million (17.6% of net revenues) in the four months ended December 31, 1993. The increase in selling expenses was due to the addition of sales personnel to support continued growth in the subscriber base and a higher level of sales, as the number of net new pagers in service resulting from internal growth nearly doubled from the four months ended December 31, 1993 to the four months ended December 31, 1994. Despite the increase in absolute dollars, Arch's selling cost per net new pager in service decreased to $68 in the four months ended December 31, 1994, primarily due to increased sales through indirect distribution channels, from $90 in the four months ended December 31, 1993.

    General and administrative expenses increased to $7.0 million (30.1% of net revenues) in the four months ended December 31, 1994 from $5.5 million (31.8% of net revenues) in the four months ended December 31, 1993. The increase in absolute dollars was due primarily to increased expenses associated with supporting more pagers in service.

    Depreciation and amortization expenses increased to $6.9 million (29.5% of net revenues) in the four months ended December 31, 1994 from $5.5 million (32.0% of net revenues) in the four months ended December 31, 1993. These expenses reflect Arch's acquisitions of paging businesses and continued investment in pagers and other system expansion capital to support continued growth.

    Operating loss decreased to $0.1 million in the four months ended December 31, 1994 from $0.7 million in the four months ended December 31, 1993 as a result of the factors outlined above.

    Net interest expense increased to $2.0 million in the four months ended December 31, 1994 from $1.1 million in the four months ended December 31, 1993. The increase was attributable to an increase in Arch's outstanding debt and higher interest rates.

    During the four months ended December 31, 1994, Arch recognized an extraordinary charge of $1.1 million, representing the write-off of unamortized deferred financing costs associated with the prepayment of indebtedness under a prior credit facility in September 1994.

    Net loss increased to $3.3 million in the four months ended December 31, 1994 from $1.9 million in the four months ended December 31, 1993 as a result of the factors outlined above.

    EBITDA increased 40.1% to $6.7 million (28.9% of net revenues) in the four months ended December 31, 1994 from $4.8 million (27.8% of net revenues) in the four months ended December 31, 1993 as a result of the factors outlined above.


LIQUIDITY AND CAPITAL RESOURCES

    Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for pagers and paging system equipment, to finance acquisitions and to service debt.

    CAPITAL EXPENDITURES AND COMMITMENTS

    Excluding acquisitions of paging businesses, Arch's capital expenditures increased from $33.5 million in the year ended December 31, 1994 to $60.5 million in the year ended December 31, 1995 and to $165.2 million in the year ended December 31, 1996. To date, Arch has funded its capital expenditures with net cash provided by operating activities, the issuance of equity securities and the incurrence of debt.

    Arch has agreed, to the extent such funds are not available to Benbow from other sources, to advance to Benbow sufficient funds to service debt obligations incurred by Benbow in connection with its acquisition of its narrowband PCS licenses and to finance build out of a regional narrowband PCS system. Arch estimates that the total cost to Benbow of servicing such debt obligations and constructing such regional narrowband PCS system will be approximately $75 million over the next five years.

    Arch currently anticipates capital expenditures of approximately $120 million to $130 million for the year ending December 31, 1997, primarily for the purchase of pagers and paging system equipment. Such amounts are subject to change based on the Company's internal growth rate and acquisition activity, if any, during 1997. Arch believes that it will have sufficient cash available from operations and credit facilities to fund these expenditures.

    ACQUISITIONS

    In May 1996, Arch completed its acquisition of Westlink for aggregate consideration of $325.4 million in cash (including direct transaction costs). See Note 2 to the Company's Consolidated Financial Statements.

    In September 1995, Arch completed its acquisition of USA Mobile for an aggregate consideration of $582.2 million, consisting of $88.9 million in cash (including direct transaction costs), 7,599,493 shares of common stock valued at $209.0 million on the date of completion and the assumption of liabilities of $284.3 million, including $241.2 million of long-term debt. See Note 2 to the Company's Consolidated Financial Statements.

    During 1995, the Company also completed five additional acquisitions for aggregate consideration of $36.1 million in cash plus the issuance of 395,000 shares of common stock valued at $6.9 million on the date of completion. See
Note 2 to the Company's Consolidated Financial Statements.

    The Company has pursued and intends to continue to pursue acquisitions of paging businesses as part of its growth strategy. As a result, the Company evaluates acquisition opportunities on an ongoing basis and from time to time is engaged in discussions with respect to possible acquisitions.

    SOURCES OF FUNDS

    Arch's net cash provided by operating activities was $14.2 million, $14.7 million and $37.8 million in the years ended December 31, 1994, 1995 and 1996, respectively.

    Arch believes that its capital needs for the foreseeable future will be funded with borrowings under current and future credit facilities, net cash provided by operations and, depending on the Company's needs and market conditions, possible sales of equity or debt securities. For additional information, see Note 3 to the Company's Consolidated Financial Statements.

INFLATION

    Inflation has not had a material effect on Arch's operations to date. Paging systems equipment and operating costs have not increased in price and Arch's pager costs have declined substantially in recent years. This reduction in costs has generally been reflected in lower pager prices charged to subscribers who purchase their pagers. Arch's general operating expenses, such as salaries, employee benefits and occupancy costs, are subject to normal inflationary pressures.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    The following important factors, among others, could cause the Company's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by the Company's management from time to time.

    INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

    The Company is highly leveraged. At December 31, 1996, the Company has outstanding $918.2 million of total debt, including: (i) $299.3 million accreted value of the 10 7/8% Senior Discount Notes due 2008; (ii) $125 million principal amount of the 9-1/2% Senior Notes due 2004 of USA Mobile II; (iii) $100 million principal amount of the 14% Senior Notes due 2004 of USA Mobile II; (iv) $327.5 million borrowed under the Arch Enterprises Credit Facility; (v) $53.0 million borrowed under the USA Mobile II Credit Facility; and (vi) $13.4 million principal amount of the Company's 6-3/4% Convertible Subordinated Debentures due 2003. The ability of the Company to make payments of principal and interest on its indebtedness will be dependent upon the Company's subsidiaries achieving and sustaining levels of performance in the future that will permit such subsidiaries to pay sufficient dividends, distributions or fees to the Company. Many factors, some of which will be beyond the Company's control, such as prevailing economic conditions, will affect the performance of the Company and its subsidiaries. In addition, covenants imposed by the current and future credit facilities and other indebtedness of the Company and its subsidiaries will restrict the ability of the Company and its subsidiaries to incur additional indebtedness and prohibit certain activities and may limit other aspects of the Company's operations. There can be no assurance that the Company or its subsidiaries will be able to generate sufficient cash flow to cover required interest and principal payments on their current and future indebtedness. If the Company is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to the Company, that the Company will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. The Company's high degree of leverage may have important consequences for the Company, including: (i) the ability of the Company and its subsidiaries to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of the Company's subsidiaries will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) the Company's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

    FUTURE CAPITAL NEEDS

    The Company's business strategy requires the availability of substantial funds to finance the continued development and future growth and expansion of its operations, including possible acquisitions. The amount of capital required by the Company will depend upon a number of factors, including subscriber growth, technological developments, marketing and sales expenses, competitive conditions, acquisition strategy and acquisition opportunities. No assurance can be given that additional equity or debt financing will be available to the Company on acceptable terms, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on the Company.

    HISTORY OF LOSSES

    The Company has not reported any net income since its inception. The Company reported net losses of $6.5 million, $36.6 million and $114.7 million in the years ended December 31, 1994, 1995 and 1996, respectively. These net losses have resulted principally from (i) substantial depreciation and amortization expenses, primarily related to intangible assets and pager depreciation, and
(ii) interest expense on debt incurred primarily to finance acquisitions of paging operations and other costs of growth. Substantial and increased amounts of debt are expected to be outstanding for the foreseeable future, which will result in significant additional interest expense which could have a substantial negative impact on the Company. The Company expects to continue to report net losses for the foreseeable future. The Company also expects that its depreciation and amortization expenses will increase by approximately $19 million annually through the year ending December 31, 2003 as a result of its May 1996 acquisition of Westlink. Such increased depreciation and amortization expenses will increase the Company's future net losses (or decrease its future net income, if any).

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

    COMPETITION AND TECHNOLOGICAL CHANGE

    The Company faces competition from other paging service providers in all markets in which it operates as well as from certain competitors who hold nationwide licenses. The Company believes that competition for paging subscribers is based on quality of service, geographic coverage and price and that the Company generally competes effectively based on these factors. Monthly fees for basic paging services have, in general, declined since the Company commenced operations in September 1986, due in part to competitive conditions, and the Company may face significant price-based competition in the future which could adversely affect the Company. Some of the Company's competitors possess greater financial, technical and other resources than the Company. A trend towards increasing consolidation in the paging industry in particular and the wireless communications industry in general in recent years has led to competition from increasingly larger and better capitalized competitors. If any of such competitors were to devote additional resources to the paging business or focus its strategy on the Company's markets, the Company's results of operations could be adversely affected. A variety of wireless two-way communication technologies currently are in use or under development. Although such technologies generally are higher priced than paging services or not widely available, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for the Company. Two-way service providers also could elect to provide paging service as an adjunct to their primary services. Future technological advances in the telecommunications industry could increase new services or products competitive with the paging services provided by the Company or could require the Company to reduce the price of its paging services or incur additional capital expenditures to meet competitive requirements. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services. For example, the FCC has created potential sources of competition by opening up new spectrum for such services as the General Wireless Communications Service ("GWCS") and the Wireless Communications Service ("WCS") as well as speeding up licensing of other services through auctions, including the Local Multipoint Distribution Service ("LMDS"), 220-222 MHz and broadband PCS services. Entities offering service on wireless two-way communications technology, including cellular telephones and specialized mobile radio services, also compete with the paging services that the Company provides. There can be no assurance that the Company will be able to compete successfully with its current and future competitors in the paging business or with competitors offering alternative communication technologies.

    SUBSCRIBER TURNOVER

    The results of operations of wireless messaging service providers, such as the Company, can be significantly affected by subscriber cancellations. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because the paging business is characterized by high fixed costs, disconnection's directly and adversely affect operating cash flow. An increase in its subscriber cancellation rate may adversely affect the Company's results of operations.

    DEPENDENCE ON SUPPLIERS

    The Company does not manufacture any of the pagers used in its paging operations. The Company buys pagers primarily from Motorola, Inc. ("Motorola") and NEC America, Inc. ("NEC") and therefore is dependent on such manufacturers to obtain sufficient pager inventory for new subscriber and replacement needs. In addition, the Company purchases terminals and transmitters primarily from Glenayre Technologies, Inc. ("Glenayre") and Motorola and thus is dependent on such manufacturers for sufficient terminals and transmitters to meet its expansion and replacement requirements. To date, the Company has not experienced significant delays in obtaining pagers, terminals or transmitters, but there can be no assurance that the Company will not experience such delays in the future. The Company has never had a purchase agreement with Glenayre or NEC. The Company's purchase agreement with Motorola expires in December 1997, with a provision for automatic renewal for a one-year term. Although the Company believes that sufficient alternative sources of pagers, terminals and transmitters exist, there can be no assurance that the Company would not be adversely affected if it were unable to obtain these items from current supply sources or on terms comparable to existing terms.

    GOVERNMENT REGULATION, FOREIGN OWNERSHIP AND POSSIBLE REDEMPTION

    The paging operations of the Company are subject to regulation by the FCC and various state regulatory agencies. There can be no assurance that those agencies will not propose or adopt regulations or take actions that would have a material adverse effect on the Company's business. Changes in regulation of the Company's paging business or the allocation of radio spectrum for services that compete with the Company's business could adversely affect the Company's results of operations. Indeed, the FCC has created potential sources of competition by opening up new spectrum for such services as the GWCS and the WCS as well as, speeding up licensing of other services through auctions, including the LMDS, 220-222 MHz and broadband PCS services. Further, the FCC has recently adopted rules implementing a market area licensing scheme. In addition, some aspects of the recently enacted Telecommunications Act of 1996 could have a beneficial effect on Arch's business, but other provisions may place additional burdens upon Arch or subject Arch to increased competition. The Communications Act of 1934, as amended, limits foreign ownership of entities that hold certain licenses from the FCC. Because the Company, through its subsidiaries, holds FCC licenses, in general, no more than 25% of the Company's stock can be owned or voted by aliens or their representatives, a foreign government or its representative or a foreign corporation, the Company's Restated Certificate of Incorporation permits the redemption of shares of the Company's capital stock from foreign stockholders where necessary to protect the Company's regulatory licenses, but such redemption would be subject to the availability of capital to the Company and any restrictions contained in the debt instruments of the Company and under Delaware law. The failure to redeem such shares promptly could jeopardize the Company's FCC licenses.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On September 7, 1995, the Board of Directors of Arch, including the members of its Audit Committee, approved the engagement of Arthur Andersen LLP as Arch's independent accountants to replace the firm of Price Waterhouse LLP, whose engagement as independent accountants of USA Mobile was terminated upon the completion of Arch's acquisition of USA Mobile. Prior to September 7, 1995, Arthur Andersen LLP served as Arch's independent accountants and Price Waterhouse LLP served as USA Mobile's independent accountants. The reports of Price Waterhouse LLP on USA Mobile's financial statements for the years ended December 31, 1993 and December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles.

    During USA Mobile's years ended December 31, 1993 and December 31, 1994 and through September 7, 1995, (i) there were no disagreements between USA Mobile and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its report, and (ii) USA Mobile did not consult Arthur Andersen LLP regarding (a) the application of accounting principles to a specified transaction either completed or proposed, (b) the type of audit opinion that might be rendered on USA Mobile's financial statements or (c) items which concerned the subject matter of any disagreement with Price Waterhouse LLP or reportable events as described in subparagraph (a) (2) of
Item 304 of Regulation S-K under the Exchange Act.



                                    PART III



    The information required by Items 10 through 13 are incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 annual meeting of stockholders scheduled to be held on May 20, 1997.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)       Financial Statements

              Consolidated Balance Sheets as of December 31, 1995 and 1996

              Consolidated Statements of Operations for the Year Ended August
                31, 1994, for the Four Months Ended December 31, 1993 (unaudited) and 1994 and for Each of the Two Years in the Period Ended December 31, 1996

              Consolidated Statements of Stockholders' Equity (Deficit) for the
                Year Ended August 31, 1994, for the Four Months Ended December 31, 1994 and for Each of the Two Years in the Period Ended December 31, 1996

              Consolidated Statements of Cash Flows for the Year Ended August
                31, 1994, for the Four Months Ended December 31, 1993 (unaudited) and 1994 and for Each of the Two Years in the Period Ended December 31, 1996

              Notes to Consolidated Financial Statements

(a) (2)       Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended
                December 31, 1996.

              Exhibits

              The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARCH COMMUNICATIONS GROUP, INC.


                                        By: /s/ C. Edward Baker, Jr.
                                           -------------------------------------
                                                C. Edward Baker, Jr.
                                                Chairman of the Board, President
                                                and Chief Executive Officer

March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.



    /s/ C. Edward Baker, Jr.                Chairman of the Board, President and Chief         March 31, 1997
---------------------------------           Executive Officer (principal executive officer)


    /s/ John B. Saynor                      Executive Vice President, Director                 March 31, 1997
---------------------------------



    /s/ William A. Wilson                   Executive Vice President and Chief                 March 31, 1997
---------------------------------           Financial Officer (principal
                                            financial officer and principal
                                            accounting officer)

    /s/ R. Schorr Berman                    Director                                           March 31, 1997
---------------------------------




    /s/ James S. Hughes                     Director                                           March 31, 1997
---------------------------------



    /s/ John A. Shane                       Director                                           March 31, 1997
---------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants ...........................................    F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996 .......................    F-3

Consolidated Statements of Operations for the Year Ended August 31, 1994, for
    the Four Months Ended December 31, 1993 (unaudited) and 1994 and for Each of
    the Two Years in the Period Ended December 31, 1996 ............................    F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended
    August 31, 1994, for the Four Months Ended December 31, 1994 and for Each of
    the Two Years in the Period Ended December 31, 1996 ............................    F-5

Consolidated Statements of Cash Flows for the Year Ended August 31, 1994, for
    the Four Months Ended December 31, 1993 (unaudited) and 1994 and for Each of
    the Two Years in the Period Ended December 31, 1996 ............................    F-6

Notes to Consolidated Financial Statements .........................................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Arch Communications Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Arch Communications Group, Inc. (a Delaware corporation) (the "Company") and subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended August 31, 1994, for the four months ended December 31, 1994 and each of the two years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arch Communications Group, Inc. and subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for the year ended August 31, 1994, for the four months ended December 31, 1994 and each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 10, 1997

                         ARCH COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1996
                      (in thousands, except share amounts)

                                                                        1995            1996
                                                                    -----------     -----------
                             ASSETS
Current assets:
    Cash and cash equivalents ..................................    $     3,643     $     3,497
    Accounts receivable (less reserves of $2,125 and $4,111
     in 1995 and 1996, respectively) ...........................         14,278          25,344
    Inventories ................................................         11,801          10,239
    Due from employees .........................................             41             213
    Prepaid expenses and other .................................          3,908           4,318
                                                                    -----------     -----------
       Total current assets ....................................         33,671          43,611
                                                                    -----------     -----------

Property and equipment, at cost:
    Land, buildings and improvements ...........................          6,813           8,780
    Paging and computer equipment ..............................        191,461         339,391
    Furniture, fixtures and vehicles ...........................          7,362           9,921
                                                                    -----------     -----------
                                                                        205,636         358,092
    Less accumulated depreciation and amortization .............         36,390          96,448
                                                                    -----------     -----------
    Property and equipment, net ................................        169,246         261,644
                                                                    -----------     -----------

Intangible and other assets (less accumulated amortization
 of $44,915 and $141,710 in 1995 and 1996, respectively) .......        582,459         841,501
                                                                    -----------     -----------
                                                                    $   785,376     $ 1,146,756
                                                                    ===========     ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt .......................    $       166     $        46
    Accounts payable ...........................................         22,463          17,395
    Accrued expenses ...........................................          8,947          14,287
    Accrued interest ...........................................          7,845          10,264
    Customer deposits ..........................................          5,258           6,698
    Deferred revenue ...........................................          4,493           7,181
                                                                    -----------     -----------
       Total current liabilities ...............................         49,172          55,871
                                                                    -----------     -----------

Long-term debt, less current maturities ........................        457,044         918,150
                                                                    -----------     -----------

Deferred income taxes ..........................................         28,900          21,172
                                                                    -----------     -----------

Commitments and Contingencies

Redeemable preferred stock .....................................          3,376           3,712
                                                                    -----------     -----------

Stockholders' equity:
    Preferred stock -- $.01 par value, authorized 10,000,000
     shares, no shares issued ..................................             --              --
    Common stock -- $.01 par value, authorized 75,000,000
     shares, issued and outstanding: 19,653,031 and
     20,712,220 shares in 1995 and 1996, respectively ..........            197             207
    Additional paid-in capital .................................        334,825         350,444
    Accumulated deficit ........................................        (88,138)       (202,800)
                                                                    -----------     -----------
       Total stockholders' equity ..............................        246,884         147,851
                                                                    -----------     -----------
                                                                    $   785,376     $ 1,146,756
                                                                    ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements

                         ARCH COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                       YEAR             FOUR MONTHS ENDED                    YEAR ENDED
                                                      ENDED                DECEMBER 31,                     DECEMBER 31,
                                                    AUGUST 31,     --------------------------------------------------------------
                                                       1994            1993            1994            1995             1996
                                                   -----------     -----------     -----------     ------------     ------------
                                                                   (unaudited)
Service, rental and maintenance revenues ......    $    55,139     $    16,457     $    22,847     $    138,466     $    291,399
Product sales .................................         12,108           2,912           5,178           24,132           39,971
                                                   -----------     -----------     -----------     ------------     ------------
      Total revenues ..........................         67,247          19,369          28,025          162,598          331,370
Cost of products sold .........................        (10,124)         (2,027)         (4,690)         (20,789)         (27,469)
                                                   -----------     -----------     -----------     ------------     ------------
                                                        57,123          17,342          23,335          141,809          303,901
                                                   -----------     -----------     -----------     ------------     ------------
Operating expenses:
   Service, rental and maintenance ............         13,123           3,959           5,231           29,673           64,957
   Selling ....................................         10,243           3,058           4,338           24,502           50,655
   General and administrative .................         17,717           5,510           7,022           40,448           82,488
   Depreciation and amortization ..............         16,997           5,549           6,873           60,205          191,871
                                                   -----------     -----------     -----------     ------------     ------------
      Total operating expenses ................         58,080          18,076          23,464          154,828          389,971
                                                   -----------     -----------     -----------     ------------     ------------

Operating income (loss) .......................           (957)           (734)           (129)         (13,019)         (86,070)
Interest expense ..............................         (4,221)         (1,138)         (2,009)         (22,560)         (77,353)
Interest income ...............................            109               6              16               38            1,426
Equity in loss of affiliate ...................             --              --              --           (3,977)          (1,968)
                                                   -----------     -----------     -----------     ------------     ------------
Income (loss) before income tax benefit and
  extraordinary item ..........................         (5,069)         (1,866)         (2,122)         (39,518)        (163,965)
Benefit from income taxes .....................             --              --              --            4,600           51,207
                                                   -----------     -----------     -----------     ------------     ------------
Income (loss) before extraordinary item .......         (5,069)         (1,866)         (2,122)         (34,918)        (112,758)
Extraordinary charge from early
  extinguishment of debt ......................             --              --          (1,137)          (1,684)          (1,904)
                                                   -----------     -----------     -----------     ------------     ------------
Net income (loss) .............................         (5,069)         (1,866)         (3,259)         (36,602)        (114,662)
Accretion of redeemable preferred stock .......             --              --              --             (102)            (336)
                                                   -----------     -----------     -----------     ------------     ------------
Net income (loss) to common
  stockholders ................................    $    (5,069)    $    (1,866)    $    (3,259)    $    (36,704)    $   (114,998)
                                                   ===========     ===========     ===========     ============     ============

Income (loss) per common share before
  extraordinary item and accretion of
  preferred stock .............................    $      (.71)    $      (.26)    $      (.29)    $      (2.59)    $      (5.51)
Extraordinary charge from early
  extinguishment of debt ......................             --              --            (.16)            (.12)            (.09)
Accretion of redeemable preferred stock .......             --              --              --             (.01)            (.02)
                                                   -----------     -----------     -----------     ------------     ------------
Net income (loss) per common share ............    $      (.71)    $      (.26)    $      (.45)    $      (2.72)    $      (5.62)
                                                   ===========     ===========     ===========     ============     ============
Weighted average number of common shares
  outstanding .................................      7,153,044       7,149,136       7,238,624       13,497,734       20,445,943
                                                   ===========     ===========     ===========     ============     ============


   The accompanying notes are an integral part of these consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)


                                                                                                        TOTAL
                                                                     ADDITIONAL                     STOCKHOLDERS'
                                                          COMMON      PAID-IN        ACCUMULATED       EQUITY
                                                           STOCK      CAPITAL          DEFICIT        (DEFICIT)
                                                           -----      -------          -------        ---------
Balance, September 1, 1993 ..........................      $ 71      $  44,700       $ (43,208)      $   1,563
    Exercise of options to purchase 30,920
      shares of common stock ........................         1            201              --             202
    Net loss ........................................        --             --          (5,069)         (5,069)
                                                           ----      ---------       ---------       ---------
Balance, August 31, 1994 ............................        72         44,901         (48,277)         (3,304)
    Exercise of options to purchase 2,000
      shares of common stock ........................        --             12              --              12
    Issuance of 900,000 shares of common stock
      to acquire stock of a paging company ..........         9         15,910              --          15,919
    Net loss ........................................        --             --          (3,259)         (3,259)
                                                           ----      ---------       ---------       ---------
Balance, December 31, 1994 ..........................        81         60,823         (51,536)          9,368
    Exercise of options to purchase 475,903
      shares of common stock ........................         5          5,137              --           5,142
    Issuance of 7,594,493 shares of common
      stock to acquire stock of paging companies ....        80        215,819              --         215,899
    Issuance of 2,706,659 shares of common
      stock (net of issuance costs of $3,016) .......        27         46,354              --          46,381
    Issuance of 417,311 shares of common stock
      upon conversion of convertible
      subordinated debentures (net of
      costs of conversion of $192) ..................         4          6,794              --           6,798
    Accretion of redeemable preferred stock .........        --           (102)             --            (102)
    Net loss ........................................        --             --         (36,602)        (36,602)
                                                           ----      ---------       ---------       ---------
Balance, December 31, 1995 ..........................       197        334,825         (88,138)        246,884
    Exercise of options to purchase 169,308
      shares of common stock ........................         2          1,469              --           1,471
    Issuance of 46,842 shares of common stock
      under Arch's Employee Stock Purchase Plan .....        --            373              --             373
    Issuance of 843,039 shares of common stock
      upon conversion of convertible subordinated
      debentures ....................................         8         14,113              --          14,121
    Accretion of redeemable preferred stock .........        --           (336)             --            (336)
    Net loss ........................................        --             --        (114,662)       (114,662)
                                                           ----      ---------       ---------       ---------
Balance, December 31, 1996 ..........................      $207      $ 350,444       $(202,800)      $ 147,851
                                                           ====      =========       =========       =========



   The accompanying notes are an integral part of these consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             YEAR         FOUR MONTHS ENDED              YEAR ENDED
                                                             ENDED           DECEMBER 31,               DECEMBER 31,
                                                           AUGUST 31,  -----------------------    ------------------------
                                                             1994         1993         1994          1995          1996
                                                             ----         ----         ----          ----          ----
                                                                       (unaudited)
Cash flows from operating activities:
   Net income (loss) ..................................    $ (5,069)    $ (1,866)    $ (3,259)    $ (36,602)    $(114,662)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
   Depreciation and amortization ......................      16,997        5,549        6,873        60,205       191,871
   Deferred income tax benefit ........................          --           --           --        (4,600)      (51,207)
   Extraordinary charge from early
     extinguishment of debt ...........................          --           --        1,137         1,684         1,904
   Equity in loss of affiliate ........................          --           --           --         3,977         1,968
   Accretion of discount on senior notes ..............          --           --           --            --        24,273
   Accounts receivable loss provision .................       1,239          389          649         3,915         8,198
   Changes in assets and liabilities, net of effect
     from acquisitions of paging companies:
      Accounts receivable .............................      (2,683)        (929)        (855)       (9,582)      (15,513)
      Inventories .....................................          --           --           --        (3,176)        1,845
      Prepaid expenses and other ......................        (181)        (149)        (154)         (511)           89
      Accounts payable and accrued expenses ...........       4,249        2,374          677          (551)      (12,520)
      Customer deposits and deferred revenue ..........         229          (62)        (388)          (10)        1,556
                                                           --------     --------     --------     ---------     ---------
Net cash provided by operating activities .............      14,781        5,306        4,680        14,749        37,802
                                                           --------     --------     --------     ---------     ---------
Cash flows from investing activities:
   Additions to property and equipment, net ...........     (21,506)      (5,340)      (9,438)      (45,331)     (138,899)
   Additions to intangible and other assets ...........      (4,151)      (2,146)      (5,841)      (15,137)      (26,307)
   Acquisition of paging companies, net of cash
     acquired .........................................      (3,325)          --      (15,085)     (132,081)     (325,420)
                                                           --------     --------     --------     ---------     ---------
Net cash used for investing activities ................     (28,982)      (7,486)     (30,364)     (192,549)     (490,626)
                                                           --------     --------     --------     ---------     ---------
Cash flows from financing activities:
   Issuance of long-term debt .........................      40,225       35,225       58,872       191,617       676,000
   Repayment of long-term debt ........................     (25,791)     (24,125)     (32,776)      (63,705)     (225,166)
   Net proceeds from sale of common stock .............         202          190           12        51,180         1,844
                                                           --------     --------     --------     ---------     ---------
Net cash provided by financing activities .............      14,636       11,290       26,108       179,092       452,678
                                                           --------     --------     --------     ---------     ---------
Net increase (decrease) in cash and cash
  equivalents .........................................         435        9,110          424         1,292          (146)
Cash and cash equivalents, beginning of period ........       1,492        1,492        1,927         2,351         3,643
                                                           --------     --------     --------     ---------     ---------
Cash and cash equivalents, end of period ..............    $  1,927     $ 10,602     $  2,351     $   3,643     $   3,497
                                                           ========     ========     ========     =========     =========



Supplemental disclosure:
   Interest paid ......................................    $  3,721     $  1,030     $  2,242     $  20,933     $  48,905
                                                           ========     ========     ========     =========     =========
   Issuance of common stock for acquisition of
     paging companies .................................          --           --     $ 15,919     $ 215,899            --
                                                           ========     ========     ========     =========     =========
   Issuance of common stock for convertible
     debentures .......................................          --           --           --     $   6,990     $  14,121
                                                           ========     ========     ========     =========     =========
   Accretion of redeemable preferred stock ............          --           --           --     $     102     $     336
                                                           ========     ========     ========     =========     =========
   Liabilities assumed in acquisition of paging
     companies ........................................          --           --     $  2,547     $ 314,139     $  58,233
                                                           ========     ========     ========     =========     =========



   The accompanying notes are an integral part of these consolidated financial statements.

                         ARCH COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    Organization -- Arch Communications Group, Inc. ("Arch") is a leading provider of wireless messaging services, primarily paging services.

    Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Arch and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Revenue Recognition -- Arch recognizes revenue under rental and service agreements with customers as the related services are performed. Maintenance revenues and related costs are recognized ratably over the respective terms of the agreements. Sales of equipment are recognized upon delivery. Commissions are recognized as an expense when incurred.

    Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash Equivalents -- Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less. The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

    Inventories -- Inventories consist of new pagers which are held specifically for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

    Property and Equipment -- Effective October 1, 1995, Arch changed its estimate of the useful life of pagers from four years to three years. This change was made to better reflect the estimated period during which pagers will produce equipment rental revenue. The change did not have a material effect on depreciation expense or net loss in the quarter ended December 31, 1995.

    Pagers sold or otherwise retired are removed from the accounts at their net book value using the first-in, first-out method.

    Property and equipment is stated at cost and is depreciated using the straight-line method over the following estimated useful lives:


                                                              ESTIMATED
                    ASSET CLASSIFICATION                     USEFUL LIFE
                    --------------------                     -----------
       Buildings and improvements.....................         20 Years
       Leasehold improvements.........................        Lease Term
       Paging and computer equipment..................        3-8 Years
       Furniture and fixtures.........................        5-8 Years
       Vehicles.......................................         3 Years

    Depreciation and amortization expense related to property and equipment totaled $11,277,000, $3,491,000 (unaudited), $4,640,000, $25,034,000 and
$87,450,000 for the year ended August 31, 1994, the four months ended December 31, 1993 and 1994, and the years ended December 31, 1995 and 1996, respectively.

    Intangible and Other Assets -- Intangible and other assets, net of accumulated amortization, are composed of the following at December 31, 1995 and 1996 (in thousands):

                                                              1995        1996
                                                            --------    --------
            Goodwill ...................................    $283,814    $351,969
            Purchased FCC licenses .....................     174,533     330,483
            Purchased subscriber lists .................      96,686     120,981
            Deferred financing costs ...................       6,012      12,449
            Investment in CONXUS Communications, Inc. ..       6,500       6,500
            Investment in Benbow PCS Ventures, Inc. ....          --       3,642
            Non-competition agreements .................       5,321       3,594
            Other ......................................       9,593      11,883
                                                            --------    --------
                                                            $582,459    $841,501
                                                            ========    ========

    Amortization expense related to intangible and other assets totaled $5,720,000, $2,058,000 (unaudited), $2,233,000, $35,171,000 and $104,421,000 for the year ended August 31, 1994, the four months ended December 31, 1993 and 1994 and the years ended December 31, 1995 and 1996, respectively.

    Subscriber lists, Federal Communications Commission ("FCC") licenses and goodwill are amortized over their estimated useful lives, ranging from five to ten years using the straight-line method. Non-competition agreements are amortized over the terms of the agreements using the straight-line method. Other assets consist of contract rights, organizational and FCC application and development costs which are amortized using the straight-line method over their estimated useful lives not exceeding ten years. Development costs include nonrecurring, direct costs incurred in the development and expansion of paging systems, and are amortized over a two-year period.

    Deferred financing costs incurred in connection with Arch's credit agreements (see Note 3) are being amortized over periods not to exceed the terms of the related agreements. As credit agreements are amended or renegotiated, unamortized deferred financing costs are written-off as an extraordinary charge. For the four months ended December 31, 1994, a charge of $1,137,000 was recognized, a charge of $1,684,000 was recognized in the second quarter of 1995 in connection with the closing of a new credit facility and a charge of $1,904,000 was recognized in the second quarter of 1996 in connection with the closing of another new credit facility.

    On November 8, 1994, CONXUS Communications, Inc. ("CONXUS"), formerly PCS Development Corporation, was successful in acquiring the rights to a two-way paging license in five designated regions in the United States in the FCC narrowband wireless spectrum auction. As of December 31, 1996 Arch's investment in CONXUS totaled $6.5 million representing an equity interest of 10.5% accounted for under the cost method.

    In connection with Arch's May 1996 acquisition of Westlink Holdings, Inc. ("Westlink") (see Note 2), Arch acquired Westlink's 49.9% share of the capital stock of Benbow PCS Ventures, Inc. ("Benbow"). Benbow has exclusive rights to a 50kHz outbound/12.5kHz inbound narrowband personal communications license in each of the central and western regions of the United States. Arch has agreed, to the extent such funds are not available to Benbow from other sources, to advance Benbow sufficient funds to build out its narrowband personal communications system. Arch's investment in Benbow is accounted for under the equity method whereby Arch's share of Benbow's losses since the acquisition date of Westlink are recognized in Arch's accompanying consolidated statements of operations under the caption equity in loss of affiliate.

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" Arch evaluates the recoverability of its carrying value of the Company's long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets as compared to the original estimates used in measuring the assets. To the extent impairment is identified, Arch reduces the carrying value of such impaired assets. To date, Arch has not had any such impairments.

      Fair Value of Financial Instruments -- Arch's financial instruments, as defined under SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", include its cash, its debt financing and interest rate protection agreements. The fair value of cash is equal to the carrying value at December 31, 1995 and 1996.

    As discussed in Note 3, Arch's debt financing primarily consists of (1) senior bank debt, (2) fixed rate senior notes and (3) convertible subordinated debentures. Arch considers the fair value of senior bank debt to be equal to the carrying value since the related facilities bear a current market rate of interest. Arch is unable to determine the fair value of the convertible subordinated debentures due to the specific terms and conversion features available in their respective agreements. These various facilities were negotiated with the creditors based on the facts and circumstances available at the time the debt was incurred. Since Arch has undergone significant change over the past year, management is unable to determine what rates and terms would be available currently.

    Arch's fixed rate senior notes are traded publicly. The following table depicts the fair value of this debt based on the current market quote as of December 31, 1995 and 1996 (in thousands):

                      DESCRIPTION                                DECEMBER 31, 1995             DECEMBER 31, 1996
                      -----------                             -----------------------       -----------------------
                                                              CARRYING         FAIR         CARRYING         FAIR
                                                               VALUE          VALUE          VALUE          VALUE
                                                               -----          -----          -----          -----
      10 7/8% Senior Discount Notes due 2008 ..........       $     --       $     --       $299,273       $265,236
      9 1/2% Senior Notes due 2004 of USA Mobile II ...        125,000        129,000        125,000        117,500
      14% Senior Notes due 2004 of USA Mobile II ......        100,000        111,000        100,000        115,000

    At December 31, 1996 Arch had off balance sheet interest rate protection agreements consisting of interest rate swaps and interest rate caps with notional amounts of $165.0 million and $55.0 million, respectively. The fair values of the interest rate swaps and interest rate caps at December 31, 1996 were $361,000 and $10,000, respectively.

    Net Income (Loss) Per Common Share -- Net income (loss) per common share is based on the weighted average number of common shares outstanding. Shares of stock issuable pursuant to stock options and upon conversion of the subordinated debentures (see Note 3) have not been considered, as their effect would be anti-dilutive. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". The Company intends to adopt this standard in 1997. The adoption of this standard is not expected to have an effect on the Company's financial position or results of operations.

    Unaudited Interim Consolidated Financial Statements -- The consolidated statements of operations and cash flows for the four months ended December 31, 1993 are unaudited and, in the opinion of Arch's management, include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of Arch's consolidated financial position, results of operations and cash flows. The results of operations for the four months ended December 31, 1993 are not necessarily indicative of the results for any other period.

    Change in Year End -- In October 1994, Arch changed its fiscal year end from August 31 to December 31. Arch's quarterly and annual reporting is now based on Arch's fiscal year end of December 31.

    Reclassifications -- Certain amounts of prior periods were reclassified to conform with the 1996 presentation.

2.  ACQUISITIONS

    During the year ended August 31, 1994, Arch acquired a paging system located in Rhode Island for approximately $3,325,000.

    During the four months ended December 31, 1994, Arch acquired, in separate transactions, the paging assets of a system located in Florida and the stock of a paging company located in Illinois and Wisconsin for an aggregate purchase price of approximately $31 million including 900,000 shares of Arch common stock valued at $15.9 million. In connection with the stock acquisition, the fair value of assets acquired was approximately $33 million, less liabilities assumed of approximately $2 million. In December 1994, Arch purchased certain paging system assets and frequencies from BellSouth Telecommunications, Inc. for approximately $500,000 in cash.

    On September 7, 1995, Arch completed its acquisition of USA Mobile Communications Holdings, Inc. ("USA Mobile"). The acquisition was completed in two steps. First, in May 1995, Arch acquired approximately 37%, or 5,450,000 shares, of USA Mobile's then outstanding common stock for $83.9 million in cash, funded by borrowings under the Arch Enterprises Credit Facility (see Note 3). Accordingly, Arch accounted for its investment in USA Mobile under the equity method of accounting. Arch recorded a charge of $4.0 million for the year ended December 31, 1995 representing it's pro rata share of USA Mobile's net loss from May until the acquisition was completed. Second, on September 7, 1995, the acquisition was completed through the merger of Arch with and into USA Mobile ("the Merger"). Upon consummation of the Merger, USA Mobile was renamed Arch Communications Group, Inc. In the Merger, each share of USA Mobile's outstanding common stock was exchanged for Arch common stock on a .8020-for-one basis (an aggregate of 7,599,493 shares of Arch common stock) and the 5,450,000 USA Mobile shares purchased by Arch in May 1995 were retired. Outstanding shares of USA Mobile's Series A Redeemable Preferred Stock were not affected by the Merger (see Note 4). Arch is treated as the acquirer in the Merger for accounting and financial reporting purposes and the purchase price was allocated based upon the fair market values of assets acquired and liabilities assumed. The aggregate consideration paid or exchanged in the Merger was $582.2 million, consisting of cash paid of $88.9 million, including direct transaction costs, 7,599,493 shares of Arch common stock valued at $209.0 million and the assumption of liabilities of $284.3 million, including $241.2 million of long-term debt.

    During the year ended December 31, 1995, Arch completed five acquisitions of paging companies, in addition to the Merger, for purchase prices aggregating approximately $43.0 million, consisting of cash of $36.1 million and 395,000 shares of Arch common stock valued at $6.9 million. Goodwill resulting from the acquisitions and the Merger is being amortized over a ten-year period using the straight-line method.

    On May 21, 1996, Arch completed its acquisition of all the outstanding capital stock of Westlink for $325.4 million in cash, including direct transaction costs. The purchase price was allocated based on the fair values of assets acquired and liabilities assumed (including deferred income taxes arising in purchase accounting), which amounted to $383.6 million and $58.2 million, respectively.

    These acquisitions have been accounted for as purchases, and the results of their operations have been included in the consolidated financial statements from the dates of the respective acquisitions. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the period presented, or of results that may occur in the future.

                                                    (UNAUDITED AND IN THOUSANDS EXCEPT FOR PER
                                                                 SHARE AMOUNTS)
                                                             YEAR ENDED DECEMBER 31,
                                                        ---------------------------------
                                                           1995                  1996
                                                           ----                  ----
     Revenues..................................         $ 321,963             $  358,900
     Income (loss) before extraordinary item...           (92,395)              (128,444)
     Net income (loss).........................           (94,079)              (130,348)
     Net income (loss) per common share........             (6.97)                 (6.39)

3.  LONG-TERM DEBT

    Long-term debt consisted of the following at December 31, 1995 and 1996 (in thousands):


                                                                       1995           1996
                                                                       ----           ----
            Senior bank debt....................................     $ 204,500      $ 380,500
            10 7/8% Senior Discount Notes due 2008..............            --        299,273
            9 1/2% Senior Notes due 2004 of USA Mobile II ......       125,000        125,000
            14% Senior Notes due 2004 of USA Mobile II .........       100,000        100,000
            Convertible subordinated debentures.................        27,485         13,364
            Other...............................................           225             59
                                                                     ---------      ---------
                                                                       457,210        918,196
            Less-current maturities.............................           166             46
                                                                     ---------      ---------
            Long-term debt......................................     $ 457,044      $ 918,150
                                                                     =========      =========

    Senior Bank Debt -- Arch, through its operating subsidiaries, has entered into two credit agreements. Arch Communications Enterprises, Inc. ("Arch Enterprises"), a wholly-owned subsidiary of Arch, and Arch have entered into a credit agreement with a group of banks and financial institutions who have agreed, subject to certain terms and conditions set forth in the agreement, to provide (i) a $250 million, seven-year reducing revolver facility (the "Arch Enterprises Revolver"), (ii) a $150 million, seven-year term loan (the "Tranche A Term Loan"), and (iii) a $100 million, eight-year term loan (the "Tranche B Term Loan"). The Arch Enterprises Revolver, Tranche A Term Loan and Tranche B Term Loan are collectively referred to as the Arch Enterprises Credit Facility. Arch and the operating subsidiaries of Arch Enterprises have guaranteed all obligations under the Arch Enterprises Credit Facility.

    USA Mobile Communications, Inc. II ("USA Mobile II"), a wholly owned subsidiary of Arch and the direct subsidiaries of USA Mobile II (the "USA Mobile II Borrowing Subsidiaries") are parties to a Credit Agreement dated September 8, 1995, as amended, with a bank and other lenders establishing the USA Mobile II Credit Facility. Under the USA Mobile II Credit Facility, a bank and the other lenders have agreed to advance up to $60 million to the USA Mobile II Borrowing Subsidiaries for working capital purposes under a reducing revolving credit facility. Upon the closing of the USA Mobile II Credit Facility, the bank and the other lenders did not require the contemporaneous grant of a security interest in the assets of USA Mobile II and its subsidiaries but they have reserved the right to require such a security interest upon the occurrence of certain triggering events. Arch and USA Mobile II have guaranteed the obligations of the USA Mobile II Borrowing Subsidiaries under the USA Mobile II Credit Facility. Arch's guarantee is secured by the pledge of the stock of Arch Enterprises and USA Mobile II.

    In March 1997, the USA Mobile II Borrowing Subsidiaries entered into a new credit agreement, pursuant to which the lenders have agreed, subject to certain terms and conditions set forth in the agreement, to provide a $110 million five-year reducing revolving credit facility (the "1997 USA Mobile II Credit Facility") which replaces the existing USA Mobile Credit Facility. The terms of the 1997 USA Mobile II Credit Facility are substantially the same as the USA Mobile II Credit Facility except that scheduled mandatory reductions commence on June 30, 2000.

    The Arch Enterprises Credit Facility and the USA Mobile II Credit Facility are subject to scheduled mandatory reductions commencing on December 31, 1999 and December 31, 1998, respectively. The Tranche A Term Loan and Tranche B Term Loan will be amortized in quarterly installments commencing on March 31, 1998. Availability under the Arch Enterprises Credit Facility and USA Mobile II Credit Facility also is reduced to the extent that Arch Enterprises or USA Mobile II receives proceeds, above a specified limit, from the sale of assets outside the ordinary course of business or insurance proceeds that are not used to repair or replace damaged property. The Tranche A Term Loan and Tranche B Term Loan and USA Mobile II Credit Facility also are reduced to the extent that the cash flow of Arch Enterprises or USA Mobile II exceeds certain levels.

    Except for the Tranche B Term Loan, borrowings under the Credit Facilities bear interest based on a reference rate equal to either (i) the bank's Alternate Base Rate, or (ii) the bank's LIBOR rate, in each case plus a margin which is based on the ratio of total debt to annualized operating cash flow. Borrowings under the Tranche B Term Loan bear interest at either the bank's Alternate Base Rate plus 1.75%, or the bank's LIBOR rate plus 3.00%. Interest is payable quarterly in arrears. Arch Enterprises is required to maintain interest rate protection on at least 50% of outstanding borrowings under the Arch Enterprises Credit Facility, and has entered into interest rate swap and interest rate cap agreements. Entering into interest rate cap and swap agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. The notional principal amount of the interest rate swaps outstanding were $165 million at December 31, 1996. The weighted average fixed payment rate was 5.839% while the weighted average rate of variable interest payments under the Arch Enterprises Credit Facility was 5.544% at December 31, 1996. The total notional values of the interest rate cap agreements were $55 million with cap levels between 7% and 8% at December 31, 1996. In the event of non-performance by the counterparty to these interest rate protection agreements, Arch Enterprises would be subject to the prevailing interest rates specified in the Arch Enterprises Credit Facility.

    The interest rate cap agreements will pay the Company the difference between LIBOR and the cap level if LIBOR exceeds the cap levels at any of the quarterly reset dates. If LIBOR remains below the cap level, no payment is made to the Company. The transaction fees for these instruments are being amortized over the terms of the agreements.

    Under the interest rate swap agreements, the Company will pay the difference between LIBOR and the fixed swap rate if the swap rate exceeds LIBOR, and the Company will receive the difference between LIBOR and the fixed swap rate if LIBOR exceeds the swap rate. Settlement occurs on the quarterly reset dates specified by the terms of the contracts. At December 31, 1995 and 1996, the Company had a net payable of $26,000 and $124,000, respectively, on the interest rate swaps.

    The Arch Enterprises Credit Facility and the USA Mobile II Credit Facility each require payment of a fee of .375% per annum on the daily average available revolving commitment, depending on the ratio of total debt to annualized operating cash flow, and an annual agency fee of $50,000 and $35,000, respectively.

    The Arch Enterprises Credit Facility is secured by all of the assets of the operating subsidiaries of Arch Enterprises and the pledge of all of the stock of Arch's direct and indirect subsidiaries. The lenders in the USA Mobile II Credit Facility have reserved the right to require the grant of a security interest in the assets of USA Mobile II and its subsidiaries upon the occurrence of an event of default under the USA Mobile II Credit Facility.

    The Credit Facilities contain restrictions that limit, among other things, additional indebtedness and encumbrances on assets, mergers and sales of assets; repurchase or redemption of capital stock; capital expenditures; acquisitions that exceed certain dollar limitations without the lenders prior approval; and prepayment of indebtedness other than indebtedness under the Credit Facilities. The Credit Facilities also, in effect, prohibit the payment of cash dividends. Additionally, the Credit Facilities require that Arch Enterprises and USA Mobile II meet certain financial covenants, including covenants with respect to ratios of cash flow to fixed charges, cash flow to debt service, cash flow to interest service and total indebtedness to cash flow. As of December 31, 1996, both Arch Enterprises and USA Mobile II were in compliance with the covenants of their respective credit agreements.

    At December 31, 1996, Arch Enterprises had outstanding borrowings of $327.5 million under the Arch Enterprises Credit Facility at a weighted average annual interest rate of 8.35%, and USA Mobile II had outstanding borrowings of $53.0 million under the USA Mobile II Credit Facility at a weighted average annual interest rate of 8.51%. At December 31, 1996, $9.5 million was available under the Arch Enterprises Credit Facility and $7.0 million was available under the USA Mobile II Credit Facility.

    Senior Notes - On March 12, 1996, Arch completed a public offering of 10 7/8% Senior Discount Notes due 2008 (the "Senior Discount Notes") in the aggregate principal amount at maturity of $467.4 million ($275.0 million initial accreted value). Interest does not accrue on the Senior Discount Notes prior to March 15, 2001. Commencing September 15, 2001, interest on the Senior Discount Notes is payable semi-annually at an annual rate of 10 7/8%. The $266.1 million net proceeds from the issuance of the Senior Discount Notes, after deducting underwriting discounts and commissions and offering expenses, were used principally to fund a portion of the purchase price of Arch's acquisition of Westlink (see Note 2). Prior to the completion of the Westlink acquisition, Arch used $225.0 million of the net proceeds to repay existing indebtedness under Arch's credit facilities with the remainder primarily invested in short-term, interest-bearing instruments.

    The completion of the Merger (see Note 2) constituted a "change in control" of USA Mobile II under the Indenture relating to the USA Mobile II 14% Notes. On October 6, 1995, USA Mobile II commenced an offer to permit the holders of the USA Mobile II 14% Notes to sell them to USA Mobile II, in whole or in part, at a price in cash equal to 102% of the principal amount thereof. The offer to purchase the USA Mobile II 14% Notes expired on November 6, 1995 with none of the USA Mobile II 14% Notes being tendered. No redemption offer is required or will be made as a result of the Merger for the USA Mobile II 9-1/2% Notes.

    The Senior Discount Notes and the Senior Notes contain certain restrictive covenants which, among other things, limit the ability of Arch or USA Mobile II to: incur additional indebtedness; pay dividends; redeem capital stock or subordinated debt; make certain investments; grant liens on its assets; sell assets; enter into transactions with related parties; and merge, consolidate or transfer substantially all of its assets, under certain circumstances.

    Convertible Subordinated Debentures - On March 6, 1996, the holders of $14.1 million principal amount of Arch's 6-3/4% Convertible Subordinated Debentures due 2003 ("Arch Convertible Debentures") elected to convert their Arch Convertible Debentures into Arch common stock at a conversion price of $16.75 per share and received approximately 843,000 shares of Arch common stock together with a $1.6 million cash premium.

    Interest on the remaining outstanding Arch Convertible Debentures is payable semiannually on June 1 and December 1. The Arch Convertible Debentures are unsecured and are subordinated to all existing indebtedness of Arch.

    The Arch Convertible Debentures are redeemable on or after December 1, 1997, at the option of Arch, in whole or in part, at certain prices declining annually to 100% of the principal amount at maturity plus accrued interest. The Arch Convertible Debentures also are subject to redemption at the option of the holders, at a price of 100% of the principal amount plus accrued interest, upon the occurrence of certain events.

    The Arch Convertible Debentures are convertible at their principal amount into shares of Arch's common stock at any time prior to redemption or maturity at an initial conversion price of $16.75 per share, subject to adjustment.

    Maturities of Debt -- Scheduled long-term debt maturities at December 31, 1996, as adjusted by the 1997 USA Mobile II Credit Facility, are as follows (in thousands):

                        YEAR ENDING DECEMBER 31,
                        ------------------------
                        1997...................................      $        46
                        1998 ..................................           24,513
                        1999 ..................................           28,250
                        2000 ..................................           60,500
                        2001 ..................................           64,750
                        Thereafter.............................          740,137
                                                                     -----------
                                                                     $   918,196
                                                                     ===========

4.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    Redeemable Preferred Stock -- In connection with the Merger (see Note 2), Arch assumed the obligations associated with 22,530 outstanding shares of Series A Redeemable Preferred Stock issued by USA Mobile. The preferred stock is recorded at its accreted redemption value, based on 10% annual accretion through the redemption date. On January 30, 1997 all outstanding preferred stock was redeemed for $3,744,000 in cash.

    Stock Options -- Arch has a 1989 Stock Option Plan (the "1989 Plan") which provides for the grant of incentive and nonqualified stock options to key employees, directors and consultants to purchase Arch's common stock. Incentive stock options are granted at exercise prices not less than the fair market value on the date of grant. The 1989 Plan provides for the granting of options to purchase a total of 1,128,944 shares of common stock. Options generally vest over a five-year period from the date of grant with the first such vesting (20% of granted options) occurring one year from the date of grant and continuing ratably at 5% on a quarterly basis thereafter. However, in certain circumstances, options may be immediately exercised in full. Options generally have a duration of 10 years. All outstanding options on September 7, 1995 became fully exercisable and vested as a result of the Merger.

    On October 22, 1996, the Board of Directors of Arch authorized the grant of new options from the 1989 Plan to each employee who had an outstanding option at a price greater than $12.50 (the fair market value of Arch's common stock on October 23, 1996). The new option would be for the total number of shares (both vested and unvested) subject to each employee's outstanding stock option agreement(s). As a result of this action 531,846 options were terminated and regranted at a price of $12.50. The Company treated this as a cancellation and reissuance under APB opinion No. 25 "Accounting for Stock Issued to Employees".

    As a result of the Merger, Arch assumed a stock option plan originally adopted by USA Mobile in 1994 and amended and restated on January 26, 1995 (the "1994 Plan"), which provides for the grant of up to 601,500 options to purchase Arch's common stock. Under the 1994 Plan, incentive stock options may be granted to employees and nonqualified stock options may be granted to employees, directors and consultants. Incentive stock options are granted at exercise prices not less than the fair market value on the date of grant. Option duration and vesting provisions are similar to the 1989 Plan. All outstanding options under the 1994 Plan became fully exercisable and vested as a result of the Merger.

    In January 1995, Arch adopted a 1995 Outside Directors' Stock Option Plan (the "1995 Directors' Plan"), which terminated upon completion of the Merger. Prior to termination of the 1995 Directors' Plan, 15,000 options were granted at an exercise price of $18.50 per share. Options have a duration of ten years and vest over a five-year period from the date of grant with the first such vesting (20% of granted options) occurring one year from the date of grant and continuing ratably at 5% on a quarterly basis thereafter.

    As a result of the Merger, Arch assumed from USA Mobile the Non-Employee Directors' Stock Option Plan (the "Outside Directors Plan"), which provides for the grant of up to 80,200 options to purchase Arch's common stock to non-employee directors of Arch. Outside directors receive a grant of 3,000 options annually under the Outside Directors Plan, and newly elected or appointed outside directors receive options to purchase 3,000 shares of common stock as of the date of their initial election or appointment. Options are granted at fair market value of Arch's common stock on the date of grant. Options have a duration of ten years and vest over a three-year period from the date of grant with the first such vesting (25% of granted options) occurring on the date of grant and future vesting of 25% of granted options occurring on each of the first three anniversaries of the date of grant.

    On February 10, 1997 the Board of Directors adopted, subject to stockholder approval at the Company's annual meeting on May 20, 1997, the 1997 Stock Option Plan under which 1,500,000 shares are available for future grants.

    The following table summarizes the activity under Arch's stock option plans for the periods presented:


                                                                 NUMBER OF        WEIGHTED AVERAGE
                                                                  OPTIONS          EXERCISE PRICE
                                                                  -------          --------------
            Options Outstanding at September 1, 1993.....          589,244            $   6.32
                 Granted.................................           60,100            $  15.35
                 Exercised...............................          (30,920)           $   6.51
                 Terminated..............................          (15,680)           $   7.54
                                                                 ---------            --------
            Options Outstanding at August 31, 1994.......          602,744            $   7.19
                 Granted.................................           41,740            $  18.58
                 Exercised...............................           (2,000)           $   5.94
                 Terminated..............................               --
                                                                 ---------            --------
            Options Outstanding at December 31, 1994.....          642,484            $   7.95
                 Granted.................................          278,750            $  23.46
                 Assumed in Merger.......................          571,024            $  11.59
                 Exercised...............................         (475,903)           $  10.80
                 Terminated..............................          (10,600)           $  17.57
                                                                 ---------            --------
            Options Outstanding at December 31, 1995 ....        1,005,755            $  13.02
                 Granted ................................          790,346            $  15.10
                 Exercised ..............................         (169,308)           $   8.69
                 Terminated .............................         (579,596)           $  21.57
                                                                 ---------            --------

            Options Outstanding at December 31, 1996.....        1,047,197            $  10.55
                                                                 =========            ========

            Options Exercisable at December 31, 1996.....          534,321            $   8.42
                                                                 =========            ========

    The following table summarizes the options outstanding and options exercisable by price range at December 31, 1996:

                                            WEIGHTED
                                            AVERAGE     WEIGHTED                              WEIGHTED
                                           REMAINING    AVERAGE                               AVERAGE
RANGE OF EXERCISE          OPTIONS        CONTRACTUAL   EXERCISE               OPTIONS        EXERCISE
     PRICES              OUTSTANDING         LIFE        PRICE               EXERCISABLE       PRICE
     ------              -----------         ----        -----               -----------       -----
$ 3.13  -  $ 5.94           166,784          1.60       $   4.35               166,784       $     4.35
$ 7.05  -  $10.29           237,904          5.24           8.17               231,154             8.18
$12.47  -  $18.50           624,509          9.41          12.67               127,383            12.97
$23.50  -  $27.56            18,000          8.84          25.53                 9,000            25.53
                          ---------          ----       --------               -------       ----------
$ 3.13  -  $27.56         1,047,197          7.20       $  10.55               534,321       $     8.42
                          =========          ====       ========               =======       ==========


    Employee Stock Purchase Plan -- On May 28, 1996, the stockholders approved the 1996 Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at the lower of 85% of the market price at the beginning or the end of each six-month offering period. During 1996, 46,842 shares were issued under the ESPP for a total consideration of $373,000. At December 31, 1996, 203,158 shares are available for future issuance.

    Accounting for Stock-Based Compensation -- Arch accounts for its stock option and stock purchase plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees", since all options have been issued at a grant price equal to fair market value, no compensation cost has been recognized in the Statement of Operations. Had compensation cost for these plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", Arch's net loss and loss per share would have been increased to the following pro forma amounts:

                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                   1995                  1996
                                                                   ----                  ----
      Net Loss:                      As Reported                $  (36,602)          $  (114,662)
                                     Pro Forma                     (36,740)             (115,786)

      Net Loss per Common Share:     As Reported                     (2.72)                (5.62)
                                     Pro Forma                       (2.73)                (5.68)

    Because the SFAS No. 123 method of accounting has not been applied to the options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In computing these pro forma amounts Arch has assumed a risk-free interest rate of 6%, an expected life of 5 years, an expected dividend yield of zero and an expected volatility of 50%.

    The weighted average fair values (computed consistent with SFAS No. 123) of options granted under all plans in 1995 and 1996, were $11.89 and $4.95, respectively. The weighted average fair value of shares sold under the ESPP in 1996 was $5.46.

    Stockholders Rights Plan -- Upon completion of the Merger, Arch's existing stockholders rights plan was terminated. In October 1995, Arch's Board of Directors adopted a new stockholders rights plan (the Rights) and declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of common stock to stockholders of record at the close of business on October 25, 1995. Each Right entitles the registered holder to purchase from Arch one one-thousandth of a share of Series B Junior Participating Preferred Stock, at a cash purchase price of $150, subject to adjustment. Pursuant to the Plan, the Rights automatically attach to and trade together with each share of common stock. The Rights will not be exercisable or transferable separately from the shares of common stock to which they are attached until the occurrence of certain events. The Rights will expire on October 25, 2005, unless earlier redeemed or exchanged by Arch in accordance with the Plan.

    Public Offering -- In February 1995, Arch issued 2,701,296 shares of common stock for net proceeds of approximately $46.2 million. Arch used its net proceeds to repay borrowings of approximately $46.2 million outstanding under a prior credit facility (see Note 3).

5.  INCOME TAXES

    Arch adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", in the year ended August 31, 1994. Such adoption had no effect on Arch's net loss or financial position.

    The components of the net deferred tax asset (liability) recognized in the accompanying consolidated balance sheets at December 31, 1995 and 1996 are as follows (in thousands):


                                                               1995           1996
                                                               ----           ----
           Deferred tax assets.........................     $  58,148      $  94,597
           Deferred tax liabilities....................       (87,048)      (115,769)
                                                            ---------      ---------
                                                            $ (28,900)     $ (21,172)
                                                            =========      =========

    The approximate effect of each type of temporary difference and carryforward at December 31, 1995 and 1996 is summarized as follows (in thousands):


                                                              1995            1996
                                                              ----            ----
           Net operating losses........................     $ 57,306       $  89,764
           Intangibles and other assets................      (86,314)       (115,769)
           Depreciation of property & equipment........         (734)          3,692
           Accruals and reserves.......................          842           1,141
                                                            --------       ---------
                                                            $(28,900)      $ (21,172)
                                                            ========       =========

    The effective income tax rate differs from the statutory Federal tax rate primarily due to the nondeductibility of goodwill amortization. The net operating loss (NOL) carryforwards expire at various dates through 2011. The Internal Revenue Code contains provisions that may limit the NOL carryforwards available to be used in any given year if certain events occur, including significant changes in ownership, as defined.

6.  COMMITMENTS AND CONTINGENCIES

    Arch has operating leases for office and transmitting sites with lease terms ranging from one month to approximately ten years. In most cases, Arch expects that, in the normal course of business, leases will be renewed or replaced by other leases.

    Future minimum lease payments under noncancellable operating leases at December 31, 1996 are as follows (in thousands):

                              YEAR ENDING DECEMBER 31,
                              ------------------------
                              1997.......................        $   15,445
                              1998.......................             8,316
                              1999.......................             5,361
                              2000.......................             2,394
                              2001.......................             1,139
                              Thereafter.................             1,594
                                                                 ----------
                            Total........................        $   34,249
                                                                 ==========

    Total rent expense under operating leases for the year ended August 31, 1994, the four months ended December 31, 1993 and 1994 and the years ended December 31, 1995 and 1996 approximated $3,026,000, $883,000 (unaudited),
$1,202,000, $6,423,000 and $14,746,000, respectively.

7.  EMPLOYEE BENEFIT PLANS

    Arch has two retirement savings plans, including a plan assumed by Arch in the Merger (see Note 2), qualifying under Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. Under the plans, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. The plans provide for Arch matching contributions. Matching contributions for the year ended August 31, 1994, the four months ended December 31, 1993 and 1994 and the years ended December 31, 1995 and 1996 approximated $74,000, $21,000 (unaudited), $25,000, $124,000 and $217,000, respectively.

8.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

    Quarterly financial information for the years ended December 31, 1995 and 1996 is summarized below (in thousands, except per share amounts):


                                                            FIRST          SECOND           THIRD          FOURTH
                                                           QUARTER         QUARTER         QUARTER        QUARTER
                                                           -------         -------         -------        -------
YEAR ENDED DECEMBER 31, 1995:
   Revenues .......................................       $ 27,030        $ 29,820        $ 40,354        $ 65,394
   Operating income (loss) ........................           (317)           (193)         (2,042)        (10,467)
   Income (loss) before extraordinary item ........         (2,155)         (3,007)        (11,941)        (17,815)
   Extraordinary charge ...........................             --          (1,684)             --              --
   Net income (loss) ..............................         (2,155)         (4,691)        (11,941)        (17,815)
   Net income (loss) per common share:
     Income (loss) before extraordinary item ......           (.22)           (.27)           (.90)           (.91)
     Extraordinary charge .........................             --            (.12)             --              --
     Accretion of redeemable preferred stock ......             --              --              --            (.01)
     Net income (loss) ............................           (.22)           (.39)           (.90)           (.92)

YEAR ENDED DECEMBER 31, 1996:
   Revenues .......................................       $ 67,171        $ 78,983        $ 90,886        $ 94,330
   Operating income (loss) ........................        (12,949)        (18,821)        (23,647)        (30,653)
   Income (loss) before extraordinary item ........        (19,377)        (25,678)        (32,178)        (35,525)
   Extraordinary charge ...........................             --          (1,904)             --              --
   Net income (loss) ..............................        (19,377)        (27,582)        (32,178)        (35,525)
   Net income (loss) per common share:
     Income (loss) before extraordinary item ......           (.98)          (1.26)          (1.56)          (1.72)
     Extraordinary charge .........................             --            (.09)             --              --
     Accretion of redeemable preferred stock ......             --              --              --              --
     Net income (loss) ............................           (.98)          (1.35)          (1.56)          (1.72)

                                                                     SCHEDULE II

                         ARCH COMMUNICATIONS GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                           YEAR ENDED AUGUST 31, 1994
                       FOUR MONTHS ENDED DECEMBER 31, 1994
                      YEARS ENDED DECEMBER 31,1995 AND 1996
                                 (IN THOUSANDS)



                                              BALANCE AT                     OTHER                          BALANCE
                                              BEGINNING       CHARGED     ADDITIONS TO                      AT END
      ALLOWANCE FOR DOUBTFUL ACCOUNTS         OF PERIOD      TO EXPENSE   ALLOWANCE(1)      WRITE-OFFS     OF PERIOD
      -------------------------------         ---------      ----------   ------------      ----------     ---------
Year ended August 31, 1994................    $     292       $  1,239      $     --        $  (1,026)     $     505
                                              =========       ========      ========        =========      =========

Four months ended December 31, 1994.......    $     505       $    649      $    193        $    (640)     $     707
                                              =========       ========      ========        =========      =========

Year ended December 31, 1995..............    $     707       $  3,915      $  1,251        $  (3,748)     $   2,125
                                              =========       ========      ========        =========      =========

Year ended December 31, 1996 .............    $   2,125       $  8,198      $  1,757        $  (7,969)     $   4,111
                                              =========       ========      ========        =========      =========


(1)   Additions arising through acquisitions of paging companies

                                      INDEX


EXHIBIT                                   DESCRIPTION

  2.1     -    Stock Purchase Agreement, dated as of December 17, 1995, among
               Arch Communications Group, Inc. ("Arch"), Westlink Holdings, Inc.
               ("Westlink"), the stockholders of Westlink and others.(1)

  3.1     -    Restated Certificate of Incorporation.(1)

  3.2     -    Certificate of Designations establishing the Series B Junior
               Participating Preferred Stock.(2)

  3.3     -    Certificate of Correction, filed with the Secretary of State of
               Delaware on February 15, 1996.(1)

  3.4     -    By-laws, as amended.(1)

  4.1     -    Indenture, dated February 1, 1994, between USA Mobile
               Communications, Inc. II ("USA Mobile II") and United States Trust
               Company of New York, as Trustee, relating to the 9-1/2% Senior
               Notes due 2004 of USA Mobile II.(3)

  4.2     -    Indenture, dated December 15, 1994, between USA Mobile II and
               United States Trust Company of New York, as Trustee, relating to the 14% Senior Notes due 2004 of USA Mobile II.(4)

  4.3     -    Indenture, dated as of December 1, 1993, between Arch and The
               Bank of New York, relating to the 6-3/4% Convertible
               Subordinated Debentures due 2003 of Arch.(5)

  4.4     -    Indenture, dated March 12, 1996, between Arch and IBJ Schroder
               Bank & Trust Company, relating to the 10-7/8% Senior Discount
               Notes due 2008 of Arch.(11)

+10.1     -    First Amended and Restated Credit Agreement Dated May 21, 1996 By
               and Among Arch Communications Enterprises, Inc., the Lenders party thereto, the Co-Agents party thereto, and The Bank of New
               York as Administrative Agent(10)

+10.2     -    Amendment No. 1 to the First Amended and Restated Credit
               Agreement Dated June 25, 1996 By and Among Arch Communications
               Enterprises, Inc., The Lenders party thereto, the Co-Agents party thereto, and The Bank of New York as Administrative Agent.(10)

+10.3     -    Non-Competition Agreement, dated as of April 3, 1995, among
               Janice B. Fuellhart, USA Mobile Communications Holdings, Inc.
               ("USA Mobile"), USA Mobile II and Arch.(7)

+10.4     -    Non-Competition Agreement, dated as of April 3, 1995, among Peter
               G. Graf, USA Mobile, USA Mobile II and Arch.(7)

+10.5     -    Indemnity Agreement, dated as of April 3, 1995, among Arch, USA
               Mobile and Janice B. Fuellhart.(7)

+10.6     -    Indemnity Agreement, dated as of April 3, 1995, among Arch, USA
               Mobile and Peter G. Graf.(7)

+10.7     -    Amended and Restated Stock Option Plan.(6)

+10.8     -    Non-Employee Directors' Stock Option Plan.(8)

+10.9     -    1989 Stock Option Plan, as amended.(1)

+10.10    -    1995 Outside Directors' Stock Option Plan(5)

+10.11    -    1996 Employee Stock Purchase Plan(12)

 10.12    -    Credit Agreement, dated September 8, 1995 (the "USA Mobile
               II Credit Agreement"), among USA Mobile II, Premiere Page of
               Kansas, Inc., Q Media Paging-Alabama, Inc., USA Mobile
               Communications, Inc. III, Q Media Company-Paging, Inc.,
               W.Q. Communications, Inc. and The Bank of New York, as
               Administrative Agent. (11)

+10.13*   -    1997 Stock Option Plan.

 16.1     -    Letter regarding change in certifying accountant(19).

 21.1*    -    Subsidiaries of the Registrant.

 23.1*    -    Consent of Arthur Andersen LLP.

 27       -    Financial Data Schedule


*    Filed herewith

+    Identifies exhibits constituting a management contract or compensatory plan

(1) Incorporated by reference from the Registration Statement on Form S-3 (File no. 333-542) of Arch.

(2) Incorporated by reference from the Current Report on Form 8-K of Arch dated October 13,1995 and filed on October 24, 1995.

(3) Incorporated by reference from the Registration Statement on Form S-1 (File no. 33-72646) of USA Mobile II

(4) Incorporated by reference from the Registration Statement on Form S-1 (File no. 33-85580) of USA Mobile II

(5) Incorporated by reference from the Registration Statement on Form S-3 (File no. 33-87474) of Arch.

(6) Incorporated by reference from the Annual Report on Form 10-K of Arch (then known as USA Mobile) for the fiscal year ended December 31, 1994.

(7) Incorporated by reference from the Schedule 14D-9 of Arch (then known as USA Mobile) filed with the Securities and Exchange Commission on April 10, 1995.

(8) Incorporated by reference from the Registration Statement on Form S-4 (File no. 33-83648) of Arch (then known as USA Mobile).

(9) Incorporated by reference from the Current Report on Form 8-K of Arch dated September 7, 1995 and filed September 12, 1995, as amended by Amendment No. 1 thereto filed November 10, 1995 and Amendment No. 2 thereto filed January 22, 1996.

(10) Incorporated by reference from the Quarterly Report on Form 10-Q of Arch for the quarter ended June 30, 1996. Confidential treatment previously granted with respect to portions of this exhibit.

(11) Incorporated by reference from Amendment No.1 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1995. Confidential treatment previously granted with respect to portions of this exhibit.

(12) Incorporated by reference from the Annual Report on Form 10-K of Arch for the fiscal year ended December 31, 1995.