Form 10-Q
period 1997-03-31
ARCH COMMUNICATIONS GROUP INC
filed 1997-05-14
CIK 880888

[GRAPHIC OMITTED]
                   QUARTERLY REPORT UNDER SECTION 13 0R 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1997
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                         ______________ to _____________


                    Commission File Numbers 0-23232/ 1-14248

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,713,088 shares of the Company's Common Stock ($.01 par value) were outstanding as of May 1, 1997.

                         ARCH COMMUNICATIONS GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX



PART I.     FINANCIAL INFORMATION                                       Page
                                                                        ----

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets as of  March 31, 1997
            and December 31, 1996                                         3

            Consolidated Condensed Statements of Operations for the
            Three Months Ended March 31, 1997 and 1996                    4

            Consolidated Condensed Statements of Cash Flows for the
            Three Months Ended March 31, 1997 and 1996                    5

            Notes to Consolidated Condensed Financial Statements          6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     7

PART II.    OTHER INFORMATION                                            12

Item 1.     Legal Proceedings
Item 2.     Changes in Securities
Item 3.     Defaults upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         ARCH COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)



                                                    March 31,       December 31,
                                                      1997             1996
                                                   -----------      -----------
                                                   (unaudited)

                                   ASSETS

Current assets:
    Cash and cash equivalents                      $     3,679      $     3,497
    Accounts receivable, net                            28,196           25,344
    Inventories                                         16,442           10,239
    Prepaid expenses and other                           4,028            4,531
                                                   -----------      -----------
      Total current assets                              52,345           43,611
                                                   -----------      -----------
Property and equipment, at cost                        370,779          358,092
Less accumulated depreciation and amortization        (111,597)         (96,448)
                                                   -----------      -----------
Property and equipment, net                            259,182          261,644
                                                   -----------      -----------
Intangible and other assets, net                       815,377          841,501
                                                   -----------      -----------
                                                   $ 1,126,904      $ 1,146,756
                                                   ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt           $        46      $        46
    Accounts payable                                    30,485           17,395
    Accrued interest                                    11,347           10,264
    Accrued expenses and other liabilities              27,019           28,166
                                                   -----------      -----------
      Total current liabilities                         68,897           55,871
                                                   -----------      -----------
Long-term debt, less current maturities                940,126          918,150
                                                   -----------      -----------
Deferred income taxes                                   15,872           21,172
                                                   -----------      -----------
Redeemable preferred stock                                --              3,712
                                                   -----------      -----------
Stockholders' equity:
    Common stock-$.01 par                                  207              207
    Additional paid-in capital                         350,417          350,444
    Accumulated deficit                               (248,615)        (202,800)
                                                   -----------      -----------
      Total stockholders' equity                       102,009          147,851
                                                   -----------      -----------
                                                   $ 1,126,904      $ 1,146,756
                                                   ===========      ===========


   The accompanying notes are an integral part of these consolidated financial statements

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
        (unaudited and in thousands, except share and per share amounts)


                                                     1997              1996
                                                 ------------      ------------

Service, rental, and maintenance revenues        $     84,417      $     58,333
Product sales                                          11,122             8,838
                                                 ------------      ------------
    Total revenues                                     95,539            67,171
Cost of products sold                                  (7,126)           (6,545)
                                                 ------------      ------------
                                                       88,413            60,626
                                                 ------------      ------------
Operating expenses:
  Service, rental, and maintenance                     18,682            12,371
  Selling                                              13,201            11,042
  General and administrative                           25,143            15,879
  Depreciation and amortization                        58,019            34,283
                                                 ------------      ------------
   Total operating expenses                           115,045            73,575
                                                 ------------      ------------
Operating income (loss)                               (26,632)          (12,949)
Interest expense, net                                 (23,595)          (14,188)
Equity in loss of affiliate                              (888)             --
                                                 ------------      ------------
Income (loss) before income tax benefit               (51,115)          (27,137)
Benefit from income taxes                               5,300             7,760
                                                 ------------      ------------
Net income (loss)                                     (45,815)          (19,377)
Accretion of redeemable preferred stock                   (32)              (84)
                                                 ------------      ------------
Net income (loss) to common stockholders         $    (45,847)     $    (19,461)
                                                 ============      ============

Net income (loss) per common share               $      (2.21)     $      (0.98)
                                                 ============      ============
Weighted average number of
  common shares outstanding                        20,713,088        19,909,864
                                                 ============      ============



 The accompanying notes are an integral part of these consolidated financial statements

                         ARCH COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                          (unaudited and in thousands)



                                                         1997           1996
                                                       ---------      ---------

Net cash provided by operating activities              $  20,254      $   6,140
                                                       ---------      ---------

Cash flows used for investing activities:
  Additions to property and equipment, net               (25,510)       (31,482)
  Additions to intangible and other assets                (4,811)       (10,812)
                                                       ---------      ---------
Net cash used for investing activities                   (30,321)       (42,294)
                                                       ---------      ---------

Cash flows from financing activities:
  Issuance of long-term debt                              70,000        298,500
  Repayment of long-term debt                            (56,012)      (225,051)
  Repayment of redeemable preferred stock                 (3,744)          --
  Net proceeds from sale of common stock                       5            324
                                                       ---------      ---------
Net cash provided by financing activities                 10,249         73,773
                                                       ---------      ---------

Net increase in cash and cash equivalents                    182         37,619

Cash and cash equivalents, beginning of period             3,497          3,643
                                                       ---------      ---------
Cash and cash equivalents, end of period               $   3,679      $  41,262
                                                       =========      =========

Supplemental disclosure:
  Interest paid                                        $  14,009      $  11,531
  Issuance of common stock for convertible                  --        $  14,121
  debentures
  Accretion of redeemable preferred stock              $      32      $      84


     The accompanying notes are an integral part of these consolidated financial statements

                         ARCH COMMUNICATIONS GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

      (a) Preparation of Interim Financial Statements - The consolidated condensed financial statements of Arch Communications Group, Inc. ("Arch" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of December 31, 1996, has been prepared by management without audit by independent accountants who do not express an opinion thereon. The consolidated condensed balance sheet at December 31, 1996 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 1996. In the opinion of management, all of these unaudited statements include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Arch's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the periods presented are not necessarily indicative of the results that may be expected for a full year.

      (b) Intangible and Other Assets - Intangible and other assets, net of accumulated amortization, are composed of the following (in thousands):

                                                        March 31,     December 31,
                                                          1997            1996
                                                       -----------    ------------
                                                       (unaudited)
   Goodwill                                              $342,810       $351,969
   Purchased FCC licenses                                 322,159        330,483
   Purchased subscriber lists                             110,232        120,981
   Deferred financing costs                                13,141         12,449
   Investment in CONXUS Communications, Inc.                6,500          6,500
   Investment in Benbow PCS Ventures, Inc.                  4,062          3,642
   Non-competition agreements                               3,256          3,594
   Other                                                   13,217         11,883
                                                         --------       --------
                                                         $815,377       $841,501
                                                         ========       ========

      (c) Acquisitions - On May 21, 1996, Arch completed its acquisition of all the outstanding capital stock of Westlink Holdings, Inc. ("Westlink") for $325.4 million in cash, including direct transaction costs. The purchase price was allocated based on the fair values of assets acquired and liabilities assumed (including deferred income taxes arising in purchase accounting), which amounted to $383.6 million and $58.2 million, respectively. Goodwill resulting from the acquisition is being amortized over a ten-year period using the straight-line method. This acquisition has been accounted for as a purchase, and the results of its operations have been included in the consolidated financial statements from the date of the acquisition.

      The following unaudited pro forma summary presents the consolidated results of operations as if the Westlink acquisition had occurred on January 1, 1996, after giving effect to certain adjustments, including primarily depreciation and amortization of acquired assets and interest expense on acquisition debt. These pro forma results for the three months ended March 31, 1996 do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1996, or of results that may occur in the future.

                                                      Three Months Ended
                                                        March 31, 1996
                                                -------------------------------
                                                  (in thousands, except per
                                                        share amount)

         Revenues                                         $75,116
         Net income (loss)                                (31,170)
         Net income (loss) per common share                 (1.57)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".


SHIFT IN OPERATING FOCUS

      On April 30, 1997, the Company announced it was shifting its operating focus to put a higher priority on leverage reduction rather than subscriber unit growth. Arch's deleveraging efforts will focus on but not be limited to slowing capital expenditures, across-the-board operating efficiencies and the possible sale of non-strategic assets. The following discussion does not reflect the future impact of this shift in operating focus.


RESULTS OF OPERATIONS

      Total revenues increased $28.4 million, or 42.2%, to $95.5 million in the three months ended March 31, 1997 from $67.2 million in the three months ended March 31, 1996, and net revenues (total revenues less cost of products sold) increased $27.8 million, or 45.8%, from $60.6 million to $88.4 million over the same period. Service, rental and maintenance revenues, which consist primarily of recurring revenues associated with the sale or lease of pagers, increased $26.1 million, or 44.7%, to $84.4 million in the three months ended March 31, 1997 from $58.3 million in the three months ended March 31, 1996. These increases in revenues were due primarily to the increase in the number of pagers in service from 2,186,000 at March 31, 1996 to 3,515,000 at March 31, 1997.
Acquisitions of paging companies added 474,000 pagers in service, with the remaining 855,000 pagers added through internal growth. Maintenance revenues represented less than 10% of total service, rental and maintenance revenues in the three months ended March 31, 1997 and 1996. Arch does not differentiate between service and rental revenues. Product sales, less cost of products sold, increased 74.3% to $4.0 million in the three months ended March 31, 1997 from $2.3 million in the three months ended March 31, 1996 as a result of a greater number of pager unit sales.

      Service, rental and maintenance expenses, which consist primarily of telephone line and site rental expenses, increased to $18.7 million (21.1% of net revenues) in the three months ended March 31, 1997 from $12.4 million (20.4% of net revenues) in the three months ended March 31, 1996. The increase was due primarily to increased expenses associated with system expansions and the provision of paging services to a greater number of subscribers. As existing paging systems become more populated through the addition of new subscribers, the fixed costs of operating these paging systems are spread over a greater subscriber base. Annualized service, rental and maintenance expenses per subscriber decreased to $22 in the three months ended March 31, 1997 from $24 in the three months ended March 31, 1996.

      Selling expenses increased to $13.2 million (14.9% of net revenues) in the three months ended March 31, 1997 from $11.0 million (18.2% of net revenues) in the three months ended March 31, 1996. The increase in selling expenses was due to the addition of sales personnel to support continued growth in the subscriber base, as the number of net new pagers in service resulting from internal growth increased by 22.2% from the three months ended March 31, 1996 to the three months ended March 31, 1997. Most selling expenses are directly related to the number of net new subscribers added. Therefore, such expenses may increase in the future if pagers in service are added at a more rapid rate than in the past.

      General and administrative expenses increased to $25.1 million (28.4% of net revenues) in the three months ended March 31, 1997 from $15.9 million (26.2% of net revenues) in the three months ended March 31, 1996. The increase in was due primarily to increased expenses associated with supporting more pagers in service.

      Depreciation and amortization expenses increased to $58.0 million (65.6% of net revenues) in the three months ended March 31, 1997 from $34.3 million (56.5% of net revenues) in the three months ended March 31, 1996. These expenses reflect

Arch's acquisitions of paging businesses, accounted for as purchases, and continued investment in pagers and other system expansion equipment to support continued growth.

      Operating loss increased to $26.6 million in the three months ended March 31, 1997 from $12.9 million in the three months ended March 31, 1996 as a result of the factors outlined above.

      Net interest expense increased to $23.6 million in the three months ended March 31, 1997 from $14.2 million in the three months ended March 31, 1996. The increase was attributable to an increase in Arch's outstanding debt. Interest expense in the three months ended March 31, 1997 includes approximately $8.0 million of non-cash interest accretion on the 10 7/8% Senior Discount Notes due 2008 under which semi-annual interest payments commence on September 15, 2001.

      The Company recognized an income tax benefit of $5.3 million and $7.8 million in the three months ended March 31, 1997 and 1996, respectively, representing the tax benefit of operating losses subsequent to the acquisitions of USA Mobile Communications Holdings. Inc. ("USA Mobile") and Westlink which were available to offset deferred tax liabilities arising from the Company's acquisition of USA Mobile in September 1995 and Westlink in May 1996. The Company expects to recognize the remaining $15.9 million balance by December 31, 1997.

      Net loss increased to $45.8 million in the three months ended March 31, 1997 from $19.4 million in the three months ended March 31, 1996 as a result of the factors outlined above. Included in the net loss for the three months ended March 31, 1997 was a charge of $0.9 million representing Arch's pro rata share of Benbow PCS Ventures, Inc.'s losses.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 47.1% to $31.4 million (35.5% of net revenues) in the three months ended March 31, 1997 from $21.3 million (35.2% of net revenues) in the three months ended March 31, 1996 as a result of the factors outlined above. EBITDA is a standard measure of financial performance in the paging industry and is also one of the financial measures used to calculate whether Arch and its subsidiaries are in compliance with the covenants under their respective indebtedness, but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA does not reflect income tax benefit and interest expense. Arch's financial objective is to increase its EBITDA, as such earnings are a significant source of funds for servicing indebtedness and for investments in continued growth, including purchase of pagers and paging system equipment, construction and expansion of paging systems and possible acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

      Arch's business strategy requires the availability of substantial funds to finance the expansion of existing operations, to fund capital expenditures for pagers and paging system equipment, to finance acquisitions and to service debt.


   CAPITAL EXPENDITURES AND COMMITMENTS

      Arch's capital expenditures decreased from $33.1 million (exclusive of $9.2 million of deferred financing costs incurred in connection with the Senior Discount Notes) in the three months ended March 31, 1996 to $30.3 million in the three months ended March 31, 1996. To date, Arch has funded its capital expenditures with net cash provided by operating activities, the issuance of equity securities and the incurrence of debt. Arch believes that it will have sufficient cash available from operations and credit facilities to fund its capital expenditures for the remainder of the year.

SOURCES OF FUNDS

      Arch's net cash provided by operating activities was $20.3 million and $6.1 million in the three months ended March 31, 1997 and 1996 respectively.

      Arch believes that its other capital needs for the foreseeable future will be funded with borrowings under current and future credit facilities, net cash provided by operations and, depending on the Company's needs and market conditions, possible sales of equity or debt securities.


FACTORS AFFECTING FUTURE OPERATING RESULTS

      The following important factors, among others, could cause the Company's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by the Company's management from time to time.


   INDEBTEDNESS AND HIGH DEGREE OF LEVERAGE

      The Company is highly leveraged. At March 31, 1997, the Company had outstanding $940.1 million of total debt. The ability of the Company to make payments of principal and interest on its indebtedness will be dependent upon the Company's subsidiaries achieving and sustaining levels of performance in the future that will permit such subsidiaries to pay sufficient dividends, distributions or fees to the Company. Many factors, some of which will be beyond the Company's control, such as prevailing economic conditions, will affect the performance of the Company and its subsidiaries. In addition, covenants imposed by the current and future credit facilities and other indebtedness of the Company and its subsidiaries will restrict the ability of the Company and its subsidiaries to incur additional indebtedness and prohibit certain activities and may limit other aspects of the Company's operations. There can be no assurance that the Company or its subsidiaries will be able to generate sufficient cash flow to cover required interest and principal payments on their current and future indebtedness. If the Company is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. There can be no assurance that sufficient equity or debt financing will be available or, if available, that it will be on terms acceptable to the Company, that the Company will be able to refinance its existing indebtedness or that sufficient funds could be raised through asset sales. The Company's high degree of leverage may have important consequences for the Company, including: (i) the ability of the Company and its subsidiaries to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be on favorable terms; (ii) a substantial portion of the cash flow of the Company's subsidiaries will be used to pay interest expense, which will reduce the funds which would otherwise be available for operations and future business opportunities; (iii) the Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage; and (iv) the Company's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.


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


   HISTORY OF LOSSES

      The Company has not reported any net income since its inception. The Company reported net losses of $45.8 million and $19.4 million in the three months ended March 31, 1997 and 1996, respectively. These net losses have resulted principally from (i) substantial depreciation and amortization expenses, primarily related to intangible assets and pager depreciation, and
(ii) interest expense on debt incurred primarily to finance acquisitions of paging operations and other costs of growth.

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


ITEM 2.  CHANGES IN SECURITIES
         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

         (b)      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ARCH COMMUNICATIONS GROUP, INC.


Dated:  May 14, 1997                By: /s/ William A. Wilson
                                        -----------------------
                                        William A. Wilson
                                        Executive Vice President and
                                        Chief Financial Officer

                                     INDEX TO EXHIBITS


EXHIBIT                                   DESCRIPTION

+10.12*! - First Amended and Restated Credit Agreement, dated March 19, 1997, by and among Premiere Page of Kansas, Inc., Q Media Paging-Alabama, Inc., USA Mobile Communications, Inc. III, Q Media Company-Paging, Inc., W.Q. Communications, Inc., USA Mobile Communications, Inc. II, The Lenders Party Hereto, and The Bank of New York, as Administrative Agent.

+10.13*! - Letter Agreement dated January 7, 1997 and Amendment 1 dated May 1,
           1997 between the Company and Motorola, Inc.

+10.14*! - Amendment No. 2  to the First Amended and Restated Credit Agreement
           Dated May 21, 1996 By and Among Arch Communications Enterprises, Inc., The Lenders party thereto, the Co-Agents party thereto, and The Bank of New York as Administrative Agent.

  27.1*  - Financial Data Schedule.

*  Filed herewith
!  Confidential treatment requested with respect to portions of this exhibit
+  Identifies exhibits constituting a management contract or compensatory plan